Form 10-Q
period 1996-03-31
APOGEE INC
filed 1996-05-14
CIK 915859

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
         / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED   MARCH 31, 1996
                                               ------------------

                                       OR

         /   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________________ TO _______________________

COMMISSION FILE NUMBER   000-24224
                       -------------

                                  APOGEE, INC.
                                  ------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     13-3605119
- - ---------------------------------         --------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


1018 W. Ninth Avenue - Suite 202
King of Prussia, PA                                                 19406
- - ----------------------------------------                            ----------
(Address of principal executive offices)                            (Zip Code)

(610) 992-7670
- - -----------------------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .
                                              ---     --

As of May 6, 1996, Apogee, Inc. had 9,816,648 shares of common stock, $0.01 par value, outstanding.

                                  APOGEE, INC.

                    FORM 10-Q - QUARTER ENDED MARCH 31, 1996

                                     INDEX


FORM 10-Q                 FORM 10-Q                                                                   FORM 10-Q
  PART NO:                 ITEM NO.                DESCRIPTION                                         PAGE NO.
- - ----------                ----------               -----------                                        ----------
I.                                                 FINANCIAL INFORMATION

                                  1                Financial Statements

                                                   -        Consolidated Statements of
                                                            Operations for the Three
                                                            Months Ended March 31, 1996
                                                            and 1995                                        3

                                                   -        Consolidated Balance Sheets
                                                            as of March 31, 1996 and
                                                            December 31, 1995                               4

                                                   -        Consolidated Statements of
                                                            Cash Flows for the Three Months
                                                            Ended March 31, 1996 and 1995                   5

                                                   -        Consolidated Statement of
                                                            Changes in Stockholders' Equity
                                                            for the Three Months Ended
                                                            March 31, 1996                                  6

                                                   -        Notes to Consolidated Financial
                                                            Statements                                      7-9

                                  2.       Management's Discussion and Analysis of
                                           Financial Condition and Results of Operations                    10-14

II.                                        OTHER INFORMATION

                                  6.       Exhibits and Reports on Form 8-K                                 15

                                  Signatures                                                                16

                                  Index to Exhibits                                                         17

                                  APOGEE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                               -------------------------
                                                  1996           1995
                                               ---------       ---------
Net revenues                                     $19,668         $15,607

Cost of revenues                                  14,991          11,248
                                               ---------       ---------

Gross profit                                       4,677           4,359

Selling and administrative expenses                2,590           2,033

Provision for doubtful accounts                      983             661

Amortization of intangible assets and excess
   cost over fair value of net assets acquired       576             371
                                               ---------       ---------

Income from operations                               528           1,294

Non-operating expenses (income):

         Interest expense                            151             118

         Interest (income)                           (87)           (378)
                                               ---------       ---------


Income before income taxes                           464           1,554

Provision for income taxes                           116             165
                                               ---------       ---------

Net income                                          $348          $1,389
                                               =========       =========

Net income per common share                        $0.04           $0.15
                                               =========       =========

Weighted average number of common shares
   outstanding                                 9,881,722       9,375,091
                                               =========       =========

                                  APOGEE, INC.
                          CONSOLIDATED BALANCE SHEETS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                          MARCH 31,
               ASSETS                                                        1996         DECEMBER 31,
                                                                         (UNAUDITED)          1995
                                                                         ------------     ------------
Current assets:
     Cash and cash equivalents                                                 $6,209          $11,949

     Accounts receivable, net of allowance
        for doubtful accounts of $7,761 in 1996 and $8,052
        in 1995                                                                13,946           14,555

     Other accounts receivable                                                  2,394            1,911

     Other current assets                                                         875            1,471
                                                                            ---------        ---------

              Total current assets                                             23,424           29,886

Property and equipment, net                                                     4,863            4,671

Intangible assets and excess cost over fair value
   of net assets acquired, net of accumulated
   amortization of $2,896 in 1996 and $2,320 in 1995                           77,929           74,105

Other assets, net                                                                 480              389
                                                                            ---------        ---------

                                                                             $106,696         $109,051
                                                                            =========        =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Note payable to bank                                                                         $272
     Current portion of long-term debt                                         $5,111            5,226
     Accounts payable                                                           1,743            1,457
     Accrued expenses and other current liabilities                            13,856           16,350
                                                                            ---------        ---------

              Total current liabilities                                        20,710           23,305

Long-term debt                                                                  5,467            5,748
Other long-term liabilities                                                       492              516
Deferred income tax liability                                                     743              743
                                                                            ---------        ---------

              Total liabilities                                                27,412           30,312
                                                                            ---------        ---------

Stockholders' equity :
     Common stock, $.01 par value, 20,000,000 shares
         authorized; issued 9,772,796 in 1996 and
         9,741,050 in 1995                                                         98               97
     Capital in excess of par value                                            85,802           85,612
     Accumulated deficit                                                       (6,547)          (6,895)
     Deferred compensation                                                        (69)             (75)
                                                                            ---------        ---------

              Total stockholders' equity                                       79,284           78,739
                                                                            ---------        ---------
                                                                             $106,696         $109,051
                                                                            =========        =========

                                  APOGEE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                         ----------------------------
                                                           1996                 1995
                                                         -------              -------
Cash flows from operating activities:
   Net income                                               $348               $1,389
   Adjustments to reconcile net income to net cash
     provided by (used in) operations:
   Depreciation and amortization                             821                  467
   Provision for doubtful accounts                           983                  661

   Changes in assets and liabilities, net of
     effects of businesses acquired:
      Increase in accounts receivable                       (132)              (4,051)
      Increase in other current assets                      (233)                (229)
      Increase in accounts payable                           286                   84
      Decrease in accrued expenses and
        other current liabilities                           (367)                (819)
      Decrease in other assets and other liabilities        (105)                (140)
                                                         -------              -------

         Net cash provided by (used in) operating
             activities                                    1,601               (2,638)
                                                         -------              -------

Cash flows from investing activities:
   Acquisition of businesses:
      Payments for acquisition of businesses, net of
         cash acquired of $35 in 1996 and $49 in 1995     (1,818)              (1,266)
      Additional payments for businesses acquired
         in prior years                                   (3,438)                (154)
                                                         -------              -------
           Net cash outlay for acquisition of businesses  (5,256)              (1,420)

   Purchases of property and equipment                      (415)                (535)
                                                         -------              -------

             Net cash used in investing activities        (5,671)              (1,955)
                                                         -------              -------

Cash flows from financing activities:
     Principal payments on long-term obligations          (1,670)              (1,259)
                                                         -------              -------

             Net cash used in financing activities        (1,670)              (1,259)
                                                         -------              -------

Net decrease in cash and  cash equivalents                (5,740)              (5,852)
Cash and cash equivalents at beginning of period          11,949               29,281
                                                         -------              -------
Cash and cash equivalents at end of period                $6,209              $23,429
                                                         =======              =======
Supplemental disclosures of cash flow information:
   Interest paid                                             $95                 $135
                                                         =======              =======
   Income taxes paid                                                              $50
                                                         =======              =======

                                  APOGEE, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)





                                                      COMMON SHARES
                                                                            CAPITAL IN
                                                                             EXCESS OF   ACCUMULATED    DEFERRED
                                                    NUMBER   PAR VALUE       PAR VALUE     DEFICIT    COMPENSATION  TOTAL
                                                    ------   ---------      ----------   -----------  ------------  -----
Balance at December 31, 1995                         9,741        $97         $85,612       ($6,895)       ($75)  $78,739

Common stock issued in connection with
   acquisitions                                         32          1             190                                 191


Amortization of deferred compensation                                                                         6         6

Net income                                                                                      348                   348
                                                    ------       ----        --------      --------       -----  --------

Balance at March 31, 1996 (unaudited)                9,773        $98         $85,802       ($6,547)       ($69)  $79,284
                                                    ======       ====        ========      ========       =====  ========

                                  APOGEE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996
            (Dollars in thousands, except share and per share data)
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1995, included in its Form 10-K filed with the Securities and Exchange Commission on April 1, 1996. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Company management, the consolidated financial statements for the unaudited interim periods presented include all adjustments, consisting only of normal recurring adjustments, necessary to present a fair statement of the results for such interim periods.

         Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

NOTE 2 - BUSINESS ACQUISITIONS

         During the three month period ended March 31, 1996, the Company acquired three group practices which have been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair values at the dates of acquisition. The results of operations of the acquired companies are included in the consolidated financial statements from the respective dates of acquisition.

         The following unaudited pro forma consolidated results of operations of the Company and its subsidiaries for the three months ended March 31, 1996 give effect on a pro forma basis as if the practices had been acquired as of January 1, 1996:

                                  APOGEE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                                 MARCH 31, 1996

            (Dollars in thousands, except share and per share data)
                                  (Unaudited)

                                                                               Three Months Ended
                                                                                 March 31, 1996
                                                                             ---------------------
                 Net revenues                                                          $20,086
                                                                                       =======

                 Net income                                                               $415
                                                                                          ====

                 Net income per common share                                              $.04
                                                                                          ====

         The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made as of the beginning of the period or results which may occur in the future.

         Information with respect to businesses acquired are as follows:

                                                                              Three Months Ended
                                                                                March 31, 1996
                                                                              ------------------
                 Cash paid (net of cash acquired).......................             $1,818
                 Common stock issued....................................                191
                 Subordinated promissory notes issued...................              1,205
                                                                                     ------
                                                                                      3,214
                 Liabilities assumed....................................                221
                                                                                     ------
                                                                                     $3,435
                 Fair value of assets acquired, principally
                    accounts receivable, property and equipment
                    and certain identifiable intangible assets..........                297
                                                                                     ------

                 Cost in excess of fair value of net assets
                    acquired............................................             $3,138
                                                                                     ======

NOTE 3 - INCOME TAXES

         The provision for income taxes is based on the Company's estimated effective income tax rate.

                                  APOGEE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                                 MARCH 31, 1996
            (Dollars in thousands, except share and per share data)
                                  (Unaudited)


NOTE 4 - PROPERTY AND EQUIPMENT

                                                                               March 31,                December 31,
                                                                                 1996                       1995
                                                                               ---------                ------------
                 Furniture, fixtures and equipment..........                     $6,233                     $5,796

                     Less:  Accumulated depreciation........                      1,370                      1,125
                                                                                 ------                     ------
                                                                                 $4,863                     $4,671
                                                                                 ======                     ======

NOTE 5 - ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

         Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" ("SFAS 121") which establishes accounting standards for the impairment of long-lived assets, certain identified intangible assets and goodwill related to those assets to be held and used and for long-lived assets and certain intangible assets to be disposed of. In accordance with SFAS 121, the Company reviews the realizability of long-lived assets, certain intangible assets and goodwill whenever events or circumstances occur which indicate recorded cost may not be recoverable.
If such a review indicates that the undiscounted future cash flows is less than the carrying amount of the asset, the carrying amount will be reduced to its estimated fair value. The Company believes its previous impairment policy was substantially similar to the new requirements, accordingly, adoption of the new standard did not have a significant effect on the Company's financial position or results of operations.

NOTE 6 - SUBSEQUENT EVENT

         In April 1996, the Company finalized an agreement with a bank establishing a two year credit facility ("credit facility") for up to a maximum of $15 million. Borrowings availability under this credit facility are: based on the value of selected assets, principally accounts receivable and property and equipment; subject to various financial and non-financial covenants; and secured by substantially all of the assets of the Company and its subsidiaries. The proceeds of this credit facility are available for future acquisitions, working capital and general corporate purposes.

                                  APOGEE, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)



         Apogee, Inc. ("Apogee" or the "Company") operates multi-disciplinary, outpatient mental health group practices. The Company is one of the largest providers of outpatient mental health services in the United States. Apogee provides mental health and related services, principally at free-standing, mental health clinics. In addition, the Company provides mental health services in a number of inpatient facilities and at long-term care facilities with which the Company has contractual agreements. The Company currently operates 124 mental health clinics located in 14 states and the District of Columbia.

         Apogee's group practices provide a broad range of mental health services, including diagnosis, psychiatric consultation, psychological assessment and evaluation, medication monitoring, group and individual psychotherapy, behavioral management, marriage, family and child therapy and substance abuse and chemical dependency rehabilitation. The Company's multi-disciplinary practices typically employ some or all of the following professionals: board-certified or board-eligible psychiatrists, licensed clinical psychologists, licensed clinical social workers, registered psychiatric nurse practitioners, licensed marriage, family and child counselors and other allied mental health professionals.

         The Company's strategy is to develop, in selected geographic markets, wholly owned or managed mental health care delivery systems which provide a high quality of care in a cost-effective manner. The Company intends to pursue growth both in its existing markets and geographically through the select acquisition and development of additional mental health group practices and practice management agreements. The Company believes that group practices represent an attractive consolidation opportunity. By providing integrated coverage of a market, the Company is able to generate significant cost advantages and is therefore more attractive to payors.

         The Company will continue to seek internal growth within the markets it currently serves through business development and marketing activities to local and regional payors, recruiting providers with established reputations, "fold-ins" of existing practices, start-ups of new mental health clinics and through expansion of services to facilities under contract.

         During the three months ended March 31, 1996, the Company acquired three group practices.

                                  APOGEE, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                             (DOLLARS IN THOUSANDS)


                RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                            MARCH 31, 1996 AND 1995

NET REVENUES

         For the three months ended March 31, 1996, the Company's net revenues increased to $19,668 from $15,607 in the same period of the prior year, an increase in revenues of $4,061 or 26%. This increase is a result of acquisitions made subsequent to March 31, 1995. After adjusting for the impact of closing certain long term care operations as a result of the Company's restructuring in the fourth quarter of 1995, base business revenues decreased approximately $650, primarily as a result of: 1) reduced revenue volume in certain long term care markets which the Company continues to service, but is not actively replacing terminated direct care providers due to marginal reimbursement rates; and 2) the loss of several group practice contracts.

GROSS PROFIT

         Gross profit comprises net revenues less personnel, field management, facility and other costs and expenses directly associated with the delivery of services. Gross profit increased 7% to $4,677 for the three months ended March 31, 1996 from $4,359 for the comparable period last year. This increase is a result of acquisitions made subsequent to March 31, 1995. After adjusting for the impact of closing certain long term care operations as a result of the Company's restructuring in the fourth quarter of 1995, gross profit from base business decreased approximately $900, primarily as a result of: 1) the loss of several group practice contracts, 2) clinician turnover/productivity at certain group practice operations; and 3) investment in clinical and field support positions in preparation for anticipated future revenue growth.

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses comprise corporate office, regional management and centralized billing expenses. Selling and administrative expenses increased to $2,590 for the three months ended March 31, 1996 from $2,033 for the same period in 1995, primarily as a result of acquisitions and, to a lesser extent, an increase in regional management personnel. Selling and administrative expenses remained consistent at 13% of net revenues.

                                  APOGEE, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                             (DOLLARS IN THOUSANDS)




PROVISION FOR DOUBTFUL ACCOUNTS

         The provision for doubtful accounts increased to $983 or 5% of net revenues for the three months ended March 31, 1996 from $661 or 4% for the same period in 1995. This increase, as a percentage of net revenues, results primarily from a decrease in contract revenue and long term care revenue which have historically presented collectibility slightly higher than traditional outpatient group practice revenue.

AMORTIZATION OF INTANGIBLE ASSETS AND EXCESS OF COST OVER FAIR VALUE NET ASSETS ACQUIRED

         Amortization of intangible assets and excess of cost over fair value of net assets acquired increased to $576 for the three months ended March 31, 1996 from $371 for the same period in 1995. This increase was due to additional acquisitions made subsequent to March 31, 1995.

INTEREST INCOME AND EXPENSE

         Interest expense increased to $151 for the three months ended March 31, 1996 from $118 for the same period in 1995. Interest expense relates primarily to acquisition related debt which has increased as a result of acquisitions subsequent to March 31, 1995.

         Interest income is primarily related to the Company's portfolio of short-term investments. Interest income decreased to $87 from $378 for the three month periods ending March 31, 1996 and 1995, respectively. This decrease is primarily a result of a lower average outstanding investment portfolio balance in 1996.

                                  APOGEE, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                             (DOLLARS IN THOUSANDS)



LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1996, the Company's working capital decreased to $2,714 from $6,581 at December 31, 1995. The decrease in working capital was principally a result of: 1) payments for businesses acquired and related transaction costs; 2) principal payments on long-term acquisition debt; and 3) to a lesser extent, payments for property and equipment.

         Net cash provided by operations was $1,601 for the three months ended March 31, 1996 compared to net cash used by operations of ($2,638) for the comparable period in 1995. The increase in net cash flows from operations was mainly due to increases in noncash expenses and improvement in the Company's accounts receivable days sales outstanding ("DSO"). Cash and cash equivalents decreased $5,740 from December 31, 1995 to March 31, 1996 due primarily to payments for acquisitions of businesses, principal payments on long term acquisition debt and purchases of property and equipment.

         The Company is already experiencing benefits from the enhanced management and financial controls implemented during the first quarter of 1996. Accounts receivables decreased approximately $600 and the accounts receivable DSO decreased to 65 days at March 31, 1996 from 75 days at December 31, 1995. Management will continue to focus on further improving DSO throughout the year.

         In April 1996, the Company finalized an agreement with a bank establishing a two year credit facility ("credit facility") for up to a maximum of $15 million. Borrowings availability under this credit facility are: based on the value of selected assets, principally accounts receivable and property and equipment; subject to various financial and non-financial covenants; and secured by substantially all of the assets of the Company. The proceeds of this credit facility are available for future acquisitions, working capital and general corporate purposes.

         The Company's current ratio, working capital and debt to equity ratio are set forth below for the dates indicated.

                                                March 31, 1996                    December 31, 1995
                                           ---------------------------       --------------------------
         Current ratio                             1.13:1                            1.28:1

         Working capital                           $2,714                            $6,581

         Debt to equity                            .13:1                             .14:1

                                  APOGEE, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                             (DOLLARS IN THOUSANDS)



The Company believes that the cash flows generated by the Company's operations, together with its existing cash and availability of borrowings under the credit facility, will be sufficient to meet the Company's cash requirements in 1996.

FORWARD LOOKING STATEMENTS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's estimates, assumptions and projections. Major factors that could cause results to differ materially from those expected by management include, but are not limited to: the timing and nature of reimbursement changes; the nature of changes in laws and regulations that govern various aspects of behavioral health care; the availability, retention and productivity of clinicians; decisions by managed care and other third party contractors; the availability of acquisition candidates at purchase prices the Company believes to be fair market; the direction and success of competitors; management retention; and unanticipated market changes.

                  FORM 10-Q - QUARTER ENDED SEPTEMBER 30, 1995




ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         a) The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are contained in the attached Index to Exhibits.

         b)      Current Reports on Form 8-K

                 During the quarter ended March 31, 1996, the Company filed a current report Form 8-K dated April 11, 1996 in which the Company disclosed information under "Item 5. Other Events".

                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.




                                                      APOGEE, INC.
                                     -------------------------------------------
                                     (registrant)





May 10, 1996                         /s/ Alan N. Vinick
- - ---------------------                -------------------------------------------
(Date)                               By:     Alan N. Vinick
                                             Senior Vice President, Finance
                                             and Administration and Chief
                                             Financial Officer

INDEX TO EXHIBITS



10 (u) Credit agreement with PNC Bank, National Association dated on April 11, 1996 (incorporated by reference to the Company's current report on Form 8-K dated April 11, 1996).


27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.