Form 10-Q
period 1996-06-30
APOGEE INC
filed 1996-08-12
CIK 915859

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED   JUNE 30, 1996

                                       OR

   [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO________________

COMMISSION FILE NUMBER   000-24224

                                  APOGEE, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                   13-3605119
- -------------------------------      ----------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)


1018 W. Ninth Avenue - Suite 202
King of Prussia, PA                                     19406
- --------------------------------                   ---------------
(Address of principal executive offices)              (Zip Code)

(610) 992-7670
- ----------------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X  .  No      .
                                               -----      -----

As of August 5, 1996, Apogee, Inc. had 9,785,502 shares of common stock, $0.01 par value, outstanding.

                                  APOGEE, INC.
                    FORM 10-Q - QUARTER ENDED JUNE 30, 1996

                                     INDEX


FORM 10-Q                 FORM 10-Q                                                                   FORM 10-Q
PART NO:                   ITEM NO.                DESCRIPTION                                         PAGE NO.
- --------                  ----------               -----------                                        ----------
I.                                                 FINANCIAL INFORMATION

                                  1                Financial Statements

                                                   -        Consolidated Balance Sheets
                                                            as of June 30, 1996 and
                                                            December 31, 1995                                  3

                                                   -        Consolidated Statements of
                                                            Operations for the Three Months
                                                            Ended June 30, 1996 and 1995                       4

                                                   -        Consolidated Statements of
                                                            Operations for the Six Months
                                                            Ended June 30, 1996 and 1995                       5

                                                   -        Consolidated Statements of
                                                            Cash Flows for the Six Months
                                                            Ended June 30, 1996 and 1995                       6

                                                   -        Consolidated Statement of
                                                            Changes in Stockholders' Equity
                                                            for the Six Months Ended
                                                            June 30, 1996                                      7

                                                   -        Notes to Consolidated Financial
                                                            Statements                                         8 - 10

                                  2.       Management's Discussion and Analysis of
                                           Financial Condition and Results of Operations                       11 - 17

II.                                        OTHER INFORMATION

                                  4.       Submission of Matters to a Vote of Security Holders                 18 - 19

                                  6.       Exhibits and Reports on Form 8-K                                    19

                          Signatures                                                                           20

                          Index to Exhibits                                                                    21

                                  APOGEE, INC.
                          CONSOLIDATED BALANCE SHEETS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                           JUNE 30,
               ASSETS                                        1996      DECEMBER 31
                                                          (UNAUDITED      1995
                                                          ----------   -----------
Current assets:
     Cash and cash equivalents                               $2,065       $11,949

     Accounts receivable, net of allowance
        for doubtful accounts of $7,975 in 1996 and $8,052
        in 1995                                              14,178        14,555

     Other accounts receivable                                2,556         1,911

     Other current assets                                     1,286         1,471
                                                          ----------   -----------

              Total current assets                           20,085        29,886

Property and equipment, net                                   4,918         4,671

Intangible assets and excess cost over fair value
   of net assets acquired, net of accumulated
   amortization of $3,268 in 1996 and $2,320 in 1995         79,037        74,105

Other assets, net                                               900           389
                                                          ----------   -----------

                                                           $104,940      $109,051
                                                          ==========   ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Note payable to bank                                                    $272
     Current portion of long-term debt                       $5,249         5,226
     Accounts payable                                         1,896         1,457
     Accrued expenses and other current liabilities          11,637        16,350
                                                          ----------   -----------

              Total current liabilities                      18,782        23,305

Long-term debt                                                5,190         5,748
Other long-term liabilities                                     940           516
Deferred income tax liability                                   672           743
                                                          ----------   -----------

              Total liabilities                              25,584        30,312
                                                          ----------   -----------

Stockholders' equity :
     Common stock, $.01 par value, 20,000,000 shares
         authorized; issued 9,781,362 in 1996 and
         9,741,050 in 1995                                       98            97
     Capital in excess of par value                          85,273        85,612
     Accumulated deficit                                     (5,952)       (6,895)
     Deferred compensation                                      (63)          (75)
                                                          ----------   -----------

              Total stockholders' equity                     79,356        78,739
                                                          ----------   -----------
                                                           $104,940      $109,051
                                                          ==========   ===========

                                  APOGEE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                            JUNE 30,
                                                    ------------------------
                                                      1996           1995
                                                    ---------      ---------
   Net revenues                                      $20,393        $17,018

   Cost of revenues                                   15,547         11,900
                                                    ---------      ---------

   Gross profit                                        4,846          5,118

   Selling and administrative expenses                 2,417          2,159

   Provision for doubtful accounts                       995            916

   Amortization of intangible assets and excess
      cost over fair value of net assets acquired        585            392
                                                    ---------      ---------

   Income from operations                                849          1,651

   Non-operating expenses (income):

            Interest expense                             154            113

            Interest (income)                            (15)          (289)
                                                    ---------      ---------


   Income before income taxes                            710          1,827

   Provision for income taxes                            115            173
                                                    ---------      ---------

   Net income                                           $595         $1,654
                                                    =========      =========

   Net income per common share                         $0.06          $0.18
                                                    =========      =========

   Weighted average number of common shares
      outstanding                                   9,865,173      9,428,416
                                                    =========      =========

                                  APOGEE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                      SIX MONTHS ENDED
                                                          JUNE 30,
                                                  -----------------------
                                                    1996          1995
                                                  ---------     ---------
   Net revenues                                    $40,061       $32,625

   Cost of revenues                                 30,538        23,148
                                                  ---------     ---------

   Gross profit                                      9,523         9,477

   Selling and administrative expenses               5,007         4,192

   Provision for doubtful accounts                   1,978         1,577

   Amortization of intangible assets and excess
      cost over fair value of net assets acquired    1,161           763
                                                  ---------     ---------

   Income from operations                            1,377         2,945

   Non-operating expenses (income):

            Interest expense                           305           231

            Interest (income)                         (102)         (667)
                                                  ---------     ---------


   Income before income taxes                        1,174         3,381

   Provision for income taxes                          231           338
                                                  ---------     ---------


   Net income                                         $943        $3,043
                                                  =========     =========

   Net income per common share                       $0.10         $0.32
                                                  =========     =========

   Weighted average number of common shares
      outstanding                                 9,873,448     9,401,754
                                                  =========     =========

                                  APOGEE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                               JUNE 30,
                                                      ------------------------
                                                       1996             1995
Cash flows from operating activities:                 -------         --------
   Net income                                           $943           $3,043
   Adjustments to reconcile net income to net cash
     provided by (used in) operations:
   Depreciation and amortization                       1,700            1,020
   Provision for doubtful accounts                     1,978            1,577

   Changes in assets and liabilities, net of
     effects of businesses acquired:
      Increase in accounts receivable                 (1,310)          (4,878)
      Increase in other current assets                  (801)            (326)
      Increase (decrease) in accounts payable            439             (403)
      Decrease in accrued expenses and
        other current liabilities                     (1,620)            (805)
      Decrease in other assets and other liabilities    (141)            (430)
                                                      -------         --------

         Net cash provided by (used in) operating
             activities                                1,188           (1,202)
                                                      -------         --------

Cash flows from investing activities:
   Acquisition of businesses:
      Payments for acquisition of businesses,
         net of cash acquired of $64 in 1996
         and $94 in 1995                              (2,394)          (6,590)
      Additional payments for businesses acquired
         in prior years                               (5,580)            (751)
                                                      -------         --------
           Net cash outlay for acquisition of
              businesses                              (7,974)          (7,341)

   Purchases of property and equipment                  (753)            (976)
                                                      -------         --------

             Net cash used in investing activities    (8,727)          (8,317)
                                                      -------         --------

Cash flows from financing activities:
     Proceeds from borrowings                          1,000              275
     Principal payments on long-term obligations      (3,345)          (1,909)
                                                      -------         --------

             Net cash used in financing activities    (2,345)          (1,634)
                                                      -------         --------

Net decrease in cash and  cash equivalents            (9,884)         (11,153)
Cash and cash equivalents at beginning of period      11,949           29,281
                                                      -------         --------
Cash and cash equivalents at end of period            $2,065          $18,128
                                                      =======         ========

Supplemental disclosures of cash flow information:
   Interest paid                                        $330             $217
                                                      =======         ========
   Income taxes paid                                                      $50
                                                      =======         ========

                                  APOGEE, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                         Common Shares
                                                             Capital in
                                                              excess of  Accumulated   Deferred
                                          Number   Par value  par value    deficit    compensation  Total
                                         --------- ---------  ---------  -----------  ------------  -----
Balance at December 31, 1995                9,741      $97    $85,612      ($6,895)      ($75)     $78,739

Common stock issued in connection with
   acquisitions                                80        1        392                                  393

Common stock reversal                         (40)               (731)                                (731)

Amortization of deferred compensation                                                      12           12

Net income                                                                     943                     943
                                         --------- -------- ---------- ------------ ----------    ---------
Balance at  June 30, 1996 (unaudited)       9,781      $98    $85,273      ($5,952)      ($63)     $79,356
                                         ========= ======== ========== ============ ==========    =========

                                  APOGEE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996
            (Dollars in thousands, except share and per share data)
                                  (Unaudited)



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

         Operating results for the three and six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

NOTE 2 - BUSINESS ACQUISITIONS

         During the six month period ended June 30, 1996, the Company acquired four group practices which have been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair values at the dates of acquisition. The results of operations of the acquired companies are included in the consolidated financial statements from the respective dates of acquisition.

         The following unaudited pro forma consolidated results of operations of the Company and its subsidiaries for the six months ended June 30, 1996 give effect on a pro forma basis as if the practices had been acquired as of January 1, 1996:

                                  APOGEE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                                 JUNE 30, 1996

            (Dollars in thousands, except share and per share data)
                                  (Unaudited)


                                                                               Six Months Ended
                                                                                 June 30, 1996
                                                                             --------------------
                 Net revenues                                                          $40,731
                                                                                       =======

                 Net income                                                            $ 1,020
                                                                                       =======

                 Net income per common share                                           $  0.10
                                                                                       =======

         The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made as of the beginning of the period or results which may occur in the future.

        Information with respect to businesses acquired are as follows:

                                                                               Six Months Ended
                                                                                 June 30, 1996
                                                                               ----------------
                 Cash paid (net of cash acquired)................                    $2,394
                 Common stock issued.............................                       191
                 Subordinated promissory notes issued............                     1,205
                                                                                     ------
                                                                                      3,790
                 Liabilities assumed.............................                       259
                                                                                     ------
                                                                                     $4,049
                 Fair value of assets acquired, principally
                    accounts receivable, property and equipment
                    and certain identifiable intangible assets...                       412
                                                                                     ------

                 Cost in excess of fair value of net assets
                    acquired.....................................                    $3,637
                                                                                     ======

NOTE 3 - INCOME TAXES

         The provision for income taxes is based on the Company's estimated effective income tax rate.

                                  APOGEE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                                 JUNE 30, 1996
            (Dollars in thousands, except share and per share data)
                                  (Unaudited)


NOTE 4 - PROPERTY AND EQUIPMENT

                                                                               June 30,                 December 31,
                                                                                 1996                       1995
                                                                              -----------               ------------
                 Furniture, fixtures and equipment..........                     $6,582                     $5,796

                     Less:  Accumulated depreciation........                      1,664                      1,125
                                                                                 ------                     ------
                                                                                 $4,918                     $4,671
                                                                                 ======                     ======

                                  APOGEE, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)



         Apogee, Inc. ("Apogee" or the "Company") operates multi-disciplinary, outpatient mental health group practices. The Company is one of the largest providers of outpatient mental health services in the United States. Apogee provides mental health and related services, principally at free-standing, mental health clinics. In addition, the Company provides mental health services in a number of inpatient facilities and at long-term care facilities with which the Company has contractual agreements. The Company currently operates 121 mental health clinics located in 14 states and the District of Columbia.

         Apogee's group practices provide a broad range of mental health services, including diagnosis, psychiatric consultation, psychological assessment and evaluation, medication monitoring, group and individual psychotherapy, behavioral management, marriage, family and child therapy and substance abuse and chemical dependency rehabilitation. The Company's multi-disciplinary practices typically employ a variety of clinical professionals.

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

         The Company will continue to seek internal growth within the markets it currently serves through business development and marketing activities to local and regional payors, recruiting providers with established reputations, "fold-ins" of existing practices, start-ups of new mental health clinics and through expansion of services to facilities under contract. During the six months ended June 30, 1996, the Company acquired four group practices.

                                  APOGEE, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                             (DOLLARS IN THOUSANDS)


                RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                             JUNE 30, 1996 AND 1995

NET REVENUES

         For the three months ended June 30, 1996, the Company's net revenues increased to $20,393 from $17,018 in the same period of the prior year, an increase of 20%. This increase is a result of acquisitions made subsequent to June 30, 1995. After adjusting for the impact of closing certain long term care operations as a result of the Company's restructuring in the fourth quarter of 1995, base business revenues decreased approximately $800,000, primarily as a result of: 1) reduced revenue volume in certain long term care markets which the Company continues to service, but is not actively replacing terminated direct care providers due to marginal reimbursement rates; and 2) the loss of several group practice contracts partially offset by increased volumes from other payors/patients.

GROSS PROFIT

         Gross profit comprises net revenues less personnel, field management, facility and other costs and expenses directly associated with the delivery of services. Gross profit decreased 5% to $4,846 for the three months ended June 30, 1996 from $5,118 for the comparable period last year. The gross profit from acquisitions made subsequent to June 30, 1995 was approximately $1.1 million. After adjusting for the impact of closing certain long term care operations as a result of the Company's restructuring in the fourth quarter of 1995, gross profit from base business decreased approximately $1.2 million, primarily as a result of: 1) the loss of several group practice contracts; 2) clinician turnover/productivity at certain group practice operations; and 3) investment in clinical and field support positions in preparation for anticipated future revenue growth.

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses comprise corporate office, regional management and centralized billing expenses. Selling and administrative expenses increased to $2,417 for the three months ended June 30, 1996 from $2,159 for the same period in 1995, primarily as a result of acquisitions and, to a lesser extent, an increase in regional management personnel. Selling and administrative expenses have decreased to 12% of net revenues from 13% for the same period in 1995 due primarily to improved leverage of overhead costs.

                                  APOGEE, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                             (DOLLARS IN THOUSANDS)


PROVISION FOR DOUBTFUL ACCOUNTS

         The provision for doubtful accounts increased to $995 for the three months ended June 30, 1996 from $916 for the same period in 1995. This increase is a result of increased revenues as the provision for doubtful accounts has remained consistent at 5% of net revenue.

AMORTIZATION OF INTANGIBLE ASSETS AND EXCESS OF COST OVER FAIR VALUE NET ASSETS
   ACQUIRED

         Amortization of intangible assets and excess of cost over fair value of net assets acquired increased to $585 for the three months ended June 30, 1996 from $392 for the same period in 1995. This increase was due to additional acquisitions made subsequent to June 30, 1995.

INTEREST INCOME AND EXPENSE

         Interest expense increased to $154 for the three months ended June 30, 1996 from $113 for the same period in 1995. Interest expense relates primarily to acquisition related debt which has increased as a result of acquisitions subsequent to June 30, 1995.

         Interest income is primarily related to the Company's portfolio of short-term investments. Interest income decreased to $15 from $289 for the three month period ending June 30, 1996 and 1995, respectively. This decrease is primarily a result of a lower average outstanding investment portfolio balance in 1996.

                                  APOGEE, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                             (DOLLARS IN THOUSANDS)


                 RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
                             JUNE 30, 1996 AND 1995


NET REVENUES

         For the six months ended June 30, 1996, the Company's net revenues increased to $40,061 from $32,625 in the same period of the prior year, an increase of 23%. This increase is a result of acquisitions made subsequent to June 30, 1995. After adjusting for the impact of closing certain long term care operations as a result of the Company's restructuring in the fourth quarter of 1995, base business revenues decreased approximately $1.5 million, primarily as a result of: 1) reduced revenue volume in certain long term care markets which the Company continues to service, but is not actively replacing terminated direct care providers due to marginal reimbursement rates; and 2) the loss of several group practice contracts partially offset by increased volumes from other payors/patients.

GROSS PROFIT

         Gross profit comprises net revenues less personnel, field management, facility and other costs and expenses directly associated with the delivery of services. Gross profit increased to $9,523 for the six months ended June 30, 1996 from $9,477 for the comparable period last year. This increase is a result of acquisitions made subsequent to June 30, 1995. After adjusting for the impact of closing certain long term care operations as a result of the Company's restructuring in the fourth quarter of 1995, gross profit from base business decreased approximately $2.0 million, primarily as a result of: 1) the loss of several group practice contracts; 2) clinician turnover/productivity at certain group practice operations; and 3) investment in clinical and field support positions in preparation for anticipated future revenue growth.

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses comprise corporate office, regional management and centralized billing expenses. Selling and administrative expenses increased to $5,007 for the six months ended June 30, 1996 from $4,192 for the same period in 1995, primarily as a result of acquisitions and, to a lesser extent, an increase in regional management personnel. Selling and administrative expenses remained consistent at 13% of net revenues.

                                  APOGEE, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                             (DOLLARS IN THOUSANDS)


PROVISION FOR DOUBTFUL ACCOUNTS

         The provision for doubtful accounts increased to $1,978 for the six months ended June 30, 1996 from $1,577 for the same period in 1995. This increase is a result of increased revenues as the provision for doubtful accounts has remained consistent at 5% of net revenues.

AMORTIZATION OF INTANGIBLE ASSETS AND EXCESS OF COST OVER FAIR VALUE NET ASSETS
   ACQUIRED

         Amortization of intangible assets and excess of cost over fair value of net assets acquired increased to $1,161 for the six months ended June 30, 1996 from $763 for the same period in 1995. This increase was due to additional acquisitions made subsequent to June 30, 1995.


INTEREST INCOME AND EXPENSE

         Interest expense increased to $305 for the six months ended June 30, 1996 from $231 for the same period in 1995. Interest expense relates primarily to acquisition related debt which has increased as a result of acquisitions subsequent to June 30, 1995.

         Interest income is primarily related to the Company's portfolio of short-term investments. Interest income decreased to $102 from $667 for the six month period ending June 30, 1996 and 1995, respectively. This decrease is primarily a result of a lower average outstanding investment portfolio balance during 1996.

                                  APOGEE, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                             (DOLLARS IN THOUSANDS)

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1996, the Company's working capital decreased to $1,303 from $6,581 at December 31, 1995. The decrease in working capital was principally a result of: 1) payments for businesses acquired and related transaction costs; 2) principal payments on long-term acquisition debt; and 3) to a lesser extent, payments for property and equipment.

         Net cash provided by operations was $1,188 for the six months ended June, 1996 compared to net cash used by operations of ($1,202) for the same period in 1995. The increase in net cash flows from operations was mainly due to increases in noncash expenses and improvement in the Company's accounts receivable days sales outstanding ("DSO"). Cash and cash equivalents decreased $9,884 from December 31, 1995 to June 30, 1996 due primarily to payments for acquisitions of businesses, principal payments on long-term acquisition debt and purchases of property and equipment.

         The Company is already experiencing benefits from the enhanced management and financial controls implemented during the first quarter of 1996. Accounts receivables decreased approximately $700 without including the impact of accounts receivables acquired in the 1996 acquisitions, and the Company's overall DSO decreased to 63 days at June 30, 1996 from 75 days at December 31, 1995.

         In April 1996, the Company finalized an agreement with a bank establishing a two year credit facility ("credit facility") for up to a maximum of $15 million. Borrowings availability under this credit facility are: based on the value of selected assets, principally accounts receivable and property and equipment; subject to various financial and non-financial covenants; and secured by substantially all of the assets of the Company. Borrowings under this facility bear interest at the bank's prime rate plus 2.85% or LIBOR plus 1.0%. The proceeds of this credit facility are available for future acquisitions, working capital and general corporate purposes. As of June 30, 1996, the Company had borrowings of $1.0 million under this credit facility.

         The Company's current ratio, working capital and debt to equity ratio are set forth below for the dates indicated.

                                                June 30, 1996                     December 31, 1995
                                                -------------                     -----------------
         Current ratio                             1.07:1                            1.28:1

         Working capital                           $1,303                            $6,581

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

FORWARD LOOKING STATEMENTS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's estimates, assumptions and projections. Major factors that could cause results to differ materially from those expected by management include, but are not limited to: the timing and nature of reimbursement changes; the nature of changes in laws and regulations that govern various aspects of behavioral health care; the availability, retention and productivity of clinicians; decisions by managed care and other third party payors; the availability of acquisition candidates at purchase prices the Company believes to be fair market; the direction and success of competitors; management retention; and unanticipated market changes.

                                  APOGEE, INC.

                    FORM 10-Q - QUARTER ENDED JUNE 30, 1996

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 11, 1996, the Company held its 1996 Annual Meeting of Stockholders. At the Annual Meeting, the following matters were submitted to a vote of stockholders:

         1. The following nine individuals, constituting the full Board of Directors of the Company, were nominated and elected to serve as the directors of the Company:

                 John H. Foster                                              FOR:                  8,107,886
                                                                             WITHHOLD
                                                                             AUTHORITY:                7,225

                 Lawrence M. Davies                                          FOR:                  8,107,886
                                                                             WITHHOLD
                                                                             AUTHORITY:                7,225

                 Henry C. Dudley                                             FOR:                  8,107,886
                                                                             WITHHOLD
                                                                             AUTHORITY:                7,225

                 Harvey V. Fineberg, M.D.                                    FOR:                  8,107,886
                                                                             WITHHOLD
                                                                             AUTHORITY:                7,225

                 Caroline H. Fleming                                         FOR:                  8,107,886
                                                                             WITHHOLD
                                                                             AUTHORITY:                7,225

                 Timothy E. Foster                                           FOR:                  8,107,886
                                                                             WITHHOLD
                                                                             AUTHORITY:                7,225

                 Irwin Lehrhoff, Ph.D.                                       FOR:                  8,107,886
                                                                             WITHHOLD
                                                                             AUTHORITY:                7,225

                 R. Bruce Mosbacher                                          FOR:                  8,107,886
                                                                             WITHHOLD
                                                                             AUTHORITY:                7,225

                 Shawkat Raslan                                              FOR:                  8,106,886
                                                                             WITHHOLD
                                                                             AUTHORITY:                8,225

                                  APOGEE, INC.

                    FORM 10-Q - QUARTER ENDED JUNE 30, 1996


PART II - OTHER INFORMATION

         2. The holders of 7,808,031 shares of common stock voted in favor of, the holders of 302,205 shares of common stock voted against, and the holders of 4,875 shares of common stock abstained with respect to the ratification of the selection of Price Waterhouse LLP, independent certified public accountants, to serve as independent accountants for the Company.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         a) The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are contained in the attached Index to Exhibits.

         b)      Current Reports on Form 8-K

                 During the quarter ended June 30, 1996, the Company filed a Current Report on Form 8-K dated April 11, 1996, in which the Company disclosed information under "Item 5 - Other Events".

                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                                   APOGEE, INC.
                                  --------------------------------------------
                                  (registrant)





August 8, 1996                    /s/ Alan N. Vinick
- ---------------                   --------------------------------------------
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