Form 10-Q
period 1996-09-30
APOGEE INC
filed 1996-11-12
CIK 915859

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM       TO

COMMISSION FILE NUMBER   000-24224

                                  APOGEE, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                      13-3605119
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


1018 W. Ninth Avenue - Suite 202
King of Prussia, PA                                                    19406
(Address of principal executive offices)                             (Zip Code)

(610) 992-7670
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of November 4, 1996, Apogee, Inc. had 9,816,905 shares of common stock, $0.01 par value, outstanding.

                                  APOGEE, INC.
                  FORM 10-Q - QUARTER ENDED SEPTEMBER 30, 1996

                                      INDEX

FORM 10-Q     FORM 10-Q                                                                           FORM 10-Q
  PART NO:     ITEM NO.                 DESCRIPTION                                                PAGE NO.
  --------     --------                 -----------                                                --------

I.                                      FINANCIAL INFORMATION

                  1                     Financial Statements

                                        -        Consolidated Balance Sheets
                                                 as of September 30, 1996 and
                                                 December 31, 1995                                    3

                                        -        Consolidated Statements of
                                                 Operations for the Three Months
                                                 Ended September 30, 1996 and 1995                    4

                                        -        Consolidated Statements of
                                                 Operations for the Nine Months
                                                 Ended September 30, 1996 and 1995                    5

                                        -        Consolidated Statements of
                                                 Cash Flows for the Nine Months
                                                 Ended September 30, 1996 and 1995                    6

                                        -        Consolidated Statement of
                                                 Changes in Stockholders' Equity
                                                 for the Nine Months Ended
                                                 September 30, 1996                                   7

                                        -        Notes to Consolidated Financial
                                                 Statements                                           8 - 10

                       2.      Management's Discussion and Analysis of
                               Financial Condition and Results of Operations                          11 - 17

II.                            OTHER INFORMATION

                       6.      Exhibits and Reports on Form 8-K                                       18


              Signatures                                                                              19

              Index to Exhibits                                                                       20

                                  APOGEE, INC.
                           CONSOLIDATED BALANCE SHEETS
             (Dollars in thousands, except share and per share data)


                                                                                      SEPTEMBER 30,
                              ASSETS                                                      1996          DECEMBER 31,
                                                                                       (Unaudited)         1995
                                                                                       -----------      ------------
Current assets:
          Cash and cash equivalents                                                    $   3,664        $  11,949

          Accounts receivable, net of allowance
             for doubtful accounts of $7,758 in 1996 and $8,052
             in 1995                                                                      13,769           14,555

          Other accounts receivable                                                        2,220            1,911

          Other current assets                                                             1,349            1,471
                                                                                       ---------        ---------

                          Total current assets                                            21,002           29,886

Property and equipment, net                                                                5,023            4,671

Intangible assets and excess cost over fair value
   of net assets acquired, net of accumulated
   amortization of $3,823 in 1996 and $2,320 in 1995                                      81,022           74,105

Other assets, net                                                                            722              389
                                                                                       ---------        ---------

                                                                                       $ 107,769        $ 109,051
                                                                                       =========        =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
          Note payable to bank                                                                          $     272
          Current portion of long-term debt                                            $   4,712            5,226
          Accounts payable                                                                 2,098            1,457
          Accrued expenses and other current liabilities                                  12,512           16,350
                                                                                       ---------        ---------

                          Total current liabilities                                       19,322           23,305

Long-term debt                                                                             6,949            5,748
Other long-term liabilities                                                                1,032              516
Deferred income tax liability                                                                614              743
                                                                                       ---------        ---------

                          Total liabilities                                               27,917           30,312
                                                                                       ---------        ---------

Commitments and contingencies

Stockholders' equity :
          Common stock, $.01 par value, 20,000,000 shares
              authorized; issued 9,813,628 in 1996 and
              9,741,050 in 1995                                                               98               97
          Capital in excess of par value                                                  85,484           85,612
          Accumulated deficit                                                             (5,672)          (6,895)
          Deferred compensation                                                              (58)             (75)
                                                                                       ---------        ---------

                          Total stockholders' equity                                      79,852           78,739
                                                                                       ---------        ---------
                                                                                       $ 107,769        $ 109,051
                                                                                       =========        =========

                                  APOGEE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollars in thousands, except share and per share data)
                                  (unaudited)


                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                              -------------
                                                          1996                1995
                                                          ----                ----


Net revenues                                         $    19,312        $    17,662

Cost of revenues                                          15,042             13,070
                                                     -----------        -----------

Gross profit                                               4,270              4,592

Selling and administrative expenses                        2,241              2,150

Provision for doubtful accounts                              931                918

Amortization of intangible assets and excess
   cost over fair value of net assets acquired               555                466
                                                     -----------        -----------

Income from operations                                       543              1,058

Non-operating expenses (income):

                 Interest expense                            199                137

                 Interest (income)                           (10)              (238)
                                                     -----------        -----------


Income before income taxes                                   354              1,159

Provision for income taxes                                    74                140
                                                     -----------        -----------

Net income                                           $       280        $     1,019
                                                     ===========        ===========

Net income per common share                          $      0.03        $      0.11
                                                     ===========        ===========

Weighted average number of common shares
   outstanding                                         9,852,900          9,482,038
                                                     ===========        ===========

                                  APOGEE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollars in thousands, except share and per share data)
                                  (unaudited)




                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                               -------------
                                                           1996              1995
                                                           ----              ----
Net revenues                                         $    59,373        $    50,287

Cost of revenues                                          45,580             36,218
                                                     -----------        -----------

Gross profit                                              13,793             14,069

Selling and administrative expenses                        7,248              6,342

Provision for doubtful accounts                            2,909              2,495

Amortization of intangible assets and excess
   cost over fair value of net assets acquired             1,716              1,229
                                                     -----------        -----------

Income from operations                                     1,920              4,003

Non-operating expenses (income):

                 Interest expense                            504                368

                 Interest (income)                          (112)              (905)
                                                     -----------        -----------


Income before income taxes                                 1,528              4,540

Provision for income taxes                                   305                478
                                                     -----------        -----------

Net income                                           $     1,223        $     4,062
                                                     ===========        ===========

Net income per common share                          $      0.12        $      0.43
                                                     ===========        ===========

Weighted average number of common shares
   outstanding                                         9,866,598          9,428,515
                                                     ===========        ===========

                                  APOGEE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                          -------------
                                                                      1996            1995
                                                                      ----            ----

Cash flows from operating activities:
       Net income                                                  $  1,223        $  4,062
       Adjustments to reconcile net income to net cash
         provided by (used in) operations:
       Depreciation and amortization                                  2,480           1,736
       Provision for doubtful accounts                                2,909           2,150

       Changes in assets and liabilities, net of
         effects of businesses acquired:
          Increase in accounts receivable                            (1,685)         (6,693)
          Increase in other current assets                             (676)           (831)
          Increase (decrease) in accounts payable                       641             (56)
          Decrease in accrued expenses and
            other current liabilities                                (1,745)           (247)
          Increase (decrease) in other assets and
            other liabilities                                            77            (820)
                                                                   --------        --------

             Net cash provided by (used in) operating
                 activities                                           3,224            (699)
                                                                   --------        --------

Cash flows from investing activities:
       Acquisition of businesses:
          Payments for acquisition of businesses, net of
             cash acquired of $549 in 1996 and $223 in 1995          (2,590)         (8,340)
          Additional payments for businesses acquired
             in prior years                                          (6,731)         (1,684)
                                                                   --------        --------
               Net cash outlay for acquisition of businesses         (9,321)        (10,024)

       Purchases of property and equipment                           (1,065)         (1,405)
                                                                   --------        --------

                 Net cash used in investing activities              (10,386)        (11,429)
                                                                   --------        --------

Cash flows from financing activities:
         Proceeds from issuance of common stock                                         111
         Proceeds from exercise of stock options                                          2
         Proceeds from borrowings                                     3,900             275
         Principal payments on long-term obligations                 (5,023)         (2,629)
                                                                   --------        --------

                 Net cash used in financing activities               (1,123)         (2,241)
                                                                   --------        --------

Net decrease in cash and  cash equivalents                           (8,285)        (14,369)
Cash and cash equivalents at beginning of period                     11,949          29,281
                                                                   --------        --------
Cash and cash equivalents at end of period                         $  3,664        $ 14,912
                                                                   ========        ========

Supplemental disclosures of cash flow information:
       Interest paid                                               $    515        $    550
                                                                   ========        ========
       Income taxes paid                                           $    255        $    260
                                                                   ========        ========

                                  APOGEE, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                    Common Shares
                                                                             Capital in
                                                                              excess of      Accumulated  Deferred
                                                 Number       Par value       par value        deficit   compensation     Total
                                                 ------       ---------       ---------        -------   ------------     -----
Balance at December 31, 1995                      9,741        $    97        $ 85,612        ($6,895)       ($75)       $78,739

Common stock issued in connection with
   acquisitions                                     113              1             603                                       604

Common stock reversal                               (40)                          (731)                                     (731)

Amortization of deferred compensation                                                                          17             17

Net income                                                                                      1,223                      1,223
                                                 ------        -------        --------        -------        ----        -------

Balance at  September 30, 1996 (unaudited)        9,814        $    98        $ 85,484        ($5,672)       ($58)       $79,852
                                                 ======        =======        ========        =======        ====        =======

                                  APOGEE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)



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

         Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

NOTE 2 - BUSINESS ACQUISITIONS

         During the nine month period ended September 30, 1996, the Company acquired five group practices which have been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair values at the dates of acquisition. The results of operations of the acquired companies are included in the consolidated financial statements from the respective dates of acquisition.

         The following unaudited pro forma consolidated results of operations of the Company and its subsidiaries for the nine months ended September 30, 1996 give effect on a pro forma basis as if the practices had been acquired as of January 1, 1996:

                                  APOGEE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                               SEPTEMBER 30, 1996

             (Dollars in thousands, except share and per share data)
                                   (Unaudited)


                                                                    Nine Months Ended
                                                                   September 30, 1996
                                                                   ------------------
Net revenues                                                             $63,364
                                                                         =======
Net income                                                               $ 1,348
                                                                         =======
Net income per common share                                              $   .14
                                                                         =======

         The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made as of the beginning of the period or results which may occur in the future.

         Information with respect to businesses acquired are as follows:


                                                                    Nine Months Ended
                                                                    September 30, 1996
                                                                    ------------------

Cash paid (net of cash acquired) .............................            $2,590
Common stock issued ..........................................               191
Subordinated promissory notes issued .........................             1,205
Other deferred purchase price ................................               115
                                                                          ------
                                                                          $4,101

Liabilities assumed ..........................................               819
                                                                          ------
                                                                          $4,920
Fair value of assets acquired, principally
   accounts receivable, property and equipment
   and certain identifiable intangible assets ................               559
                                                                          ------

Cost in excess of fair value of net assets
   acquired ..................................................            $4,361
                                                                          ======

NOTE 3 - INCOME TAXES

         The provision for income taxes is based on the Company's estimated effective income tax rate.

                                  APOGEE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                               SEPTEMBER 30, 1996
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)

NOTE 4 - PROPERTY AND EQUIPMENT
                                                     September 30,     December 31,
                                                         1996             1995
                                                         ----             ----

Furniture, fixtures and equipment ............           $6,912           $5,796

    Less:  Accumulated depreciation ..........            1,889            1,125
                                                         ------           ------
                                                         $5,023           $4,671
                                                         ======           ======




NOTE 5 - CONTINGENT LIABILITY

         Certain Medicare Part B and related co-insurance billings previously submitted by one of the Company's subsidiary companies are being reviewed by the Office of Inspector General of the Department of Health and Human Services ("OIG") and the Department of Justice ("DOJ"). The Company has been informed by the DOJ that the review is a civil matter relating to billings for services to Medicare patients in long-term care facilities in the State of Florida during the period from approximately January 1, 1994 through mid-1995. The Company is fully cooperating with the review.

         Due to the preliminary nature of the OIG/DOJ review, the Company cannot predict when the review will be completed, its ultimate outcome, or its potential impact on earnings. The Company believes that the ultimate outcome of the OIG/DOJ review, including repayments, if any, should not have a material adverse impact on the Company's financial condition. It is the Company's policy to comply with all federal, state and local laws, including those applicable to the Medicare program. The Company believes that it has utilization review, quality assurance and legal compliance programs to assure that billings for its services are appropriate.

                                  APOGEE, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)



         Apogee, Inc. ("Apogee" or the "Company") operates multi-disciplinary, outpatient mental health group practices. The Company is one of the largest providers of outpatient mental health services in the United States. Apogee provides mental health and related services, principally at free-standing, mental health clinics. In addition, the Company provides mental health services in a number of inpatient facilities and at long-term care facilities with which the Company has contractual agreements. The Company currently operates 125 mental health clinics located in 14 states and the District of Columbia.

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


                RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 1996 AND 1995

NET REVENUES

         For the three months ended September 30, 1996, the Company's net revenues increased 9% to $19,312 from $17,662 in the same period of the prior year. This increase is a result of acquisitions made subsequent to September 30, 1995. After adjusting for the impact of closing certain long term care operations as a result of the Company's restructuring in the fourth quarter of 1995, base business revenues decreased approximately $900, primarily as a result of: 1) reduced revenue volume in certain long term care markets which the Company continues to service, but is not actively replacing terminated direct care providers until the reimbursement environment becomes more favorable; and 2) the loss of several group practice contracts in late 1995, partially offset by increased volumes from other payors/patients.

                                  APOGEE, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                             (DOLLARS IN THOUSANDS)


GROSS PROFIT

         Gross profit comprises net revenues less personnel, field management, facility and other costs and expenses directly associated with the delivery of services. Gross profit decreased 7% to $4,270 for the three months ended September 30, 1996 from $4,592 for the comparable period last year. The gross profit from acquisitions made subsequent to September 30, 1995 was approximately $700. After adjusting for the impact of closing certain long term care operations as a result of the Company's restructuring in the fourth quarter of 1995, gross profit from base business decreased approximately $900, primarily as a result of: 1) the loss of several group practice contracts in late 1995; 2) clinician turnover/productivity at certain group practice operations; and 3) investment in clinical and field support positions.

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses are primarily comprised of corporate office, regional management and centralized billing expenses. Selling and administrative expenses increased to $2,241 for the three months ended September 30, 1996 from $2,150 for the same period in 1995, primarily as a result of acquisitions and, to a lesser extent, an increase in regional management personnel. Selling and administrative expenses have decreased to 11.6% of net revenues from 12.2% for the same period in 1995 due primarily to improved leverage of overhead costs.

PROVISION FOR DOUBTFUL ACCOUNTS

         The provision for doubtful accounts increased to $931 for the three months ended September 30, 1996 from $918 for the same period in 1995. This increase is a result of increased revenues as the provision for doubtful accounts has remained consistent at 5% of net revenues.

AMORTIZATION OF INTANGIBLE ASSETS AND EXCESS OF COST OVER FAIR VALUE NET ASSETS ACQUIRED

         Amortization of intangible assets and excess of cost over fair value of net assets acquired increased to $555 for the three months ended September 30, 1996 from $466 for the same period in 1995. This increase was due to additional acquisitions made subsequent to September 30, 1995.

                                  APOGEE, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                             (DOLLARS IN THOUSANDS)



INTEREST EXPENSE AND INCOME

         Interest expense increased to $199 for the three months ended September 30, 1996 from $137 for the same period in 1995. Interest expense relates primarily to acquisition related debt which has increased as a result of acquisitions made subsequent to September 30, 1995.

         Interest income is primarily related to the Company's portfolio of short-term investments. Interest income decreased to $10 from $238 for the three month period ending September 30, 1996 and 1995, respectively. This decrease is primarily a result of a lower average outstanding investment portfolio balance in 1996.


                 RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 1996 AND 1995


NET REVENUES

         For the nine months ended September 30, 1996, the Company's net revenues increased 18% to $59,373 from $50,287 in the same period of the prior year. This increase is a result of acquisitions made subsequent to September 30, 1995. After adjusting for the impact of closing certain long term care operations as a result of the Company's restructuring in the fourth quarter of 1995, base business revenues decreased approximately $2,400, primarily as a result of: 1) reduced revenue volume in certain long term care markets which the Company continues to service, but is not actively replacing terminated direct care providers until the reimbursement environment becomes more favorable; and 2) the loss of several group practice contracts in late 1995, partially offset by increased volumes from other payors/patients.

                                  APOGEE, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                             (DOLLARS IN THOUSANDS)



GROSS PROFIT

         Gross profit comprises net revenues less personnel, field management, facility and other costs and expenses directly associated with the delivery of services. Gross profit decreased to $13,793 for the nine months ended September 30, 1996 from $14,069 for the comparable period last year. The gross profit from acquisitions made subsequent to September 30, 1995 was approximately $3,000. After adjusting for the impact of closing certain long term care operations as a result of the Company's restructuring in the fourth quarter of 1995, gross profit from base business decreased approximately $2,800, primarily as a result of: 1) the loss of several group practice contracts in late 1995; 2) clinician turnover/productivity at certain group practice operations; and 3) investment in clinical and field support positions.

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses are primarily comprised of corporate office, regional management and centralized billing expenses. Selling and administrative expenses increased to $7,248 for the nine months ended September 30, 1996 from $6,342 for the same period in 1995, primarily as a result of acquisitions and, to a lesser extent, an increase in regional management personnel. Selling and administrative expenses decreased to 12% of net revenues from 13% for the same period in 1995 due primarily to improved leverage of overhead costs.

PROVISION FOR DOUBTFUL ACCOUNTS

         The provision for doubtful accounts increased to $2,909 for the nine months ended September 30, 1996 from $2,495 for the same period in 1995. This increase is a result of increased revenues as the provision for doubtful accounts has remained consistent at 5% of net revenues.

AMORTIZATION OF INTANGIBLE ASSETS AND EXCESS OF COST OVER FAIR VALUE NET ASSETS ACQUIRED

         Amortization of intangible assets and excess of cost over fair value of net assets acquired increased to $1,716 for the nine months ended September 30, 1996 from $1,229 for the same period in 1995. This increase was due to additional acquisitions made subsequent to September 30, 1995.

                                  APOGEE, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                             (DOLLARS IN THOUSANDS)




INTEREST EXPENSE AND INCOME

          Interest expense increased to $504 for the nine months ended September 30, 1996 from $368 for the same period in 1995. Interest expense relates primarily to acquisition related debt which has increased as a result of acquisitions subsequent to September 30, 1995.

         Interest income is primarily related to the Company's portfolio of short-term investments. Interest income decreased to $112 from $905 for the nine month period ending September 30, 1996 and 1995, respectively. This decrease is primarily a result of a lower average outstanding investment portfolio balance during 1996.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1996, the Company's working capital decreased to $1,680 from $6,581 at December 31, 1995. The decrease in working capital was principally a result of: 1) payments for businesses acquired and related transaction costs; 2) principal payments on acquisition debt; and 3) to a lesser extent, payments for property and equipment.

         Net cash provided by operations was $3,224 for the nine months ended September, 1996 compared to net cash used by operations of $699 for the same period in 1995. The increase in net cash flows from operations was mainly due to increases in noncash expenses and improvement in the Company's accounts receivable days sales outstanding ("DSO"). Cash and cash equivalents decreased $8,285 from December 31, 1995 to September 30, 1996 due primarily to payments for acquisitions of businesses, principal payments on acquisition debt and purchases of property and equipment.


         Accounts receivable decreased approximately $786 without including the impact of accounts receivable acquired in acquisitions completed during 1996, and the Company's overall DSO has decreased to 65 days at September 30, 1996 from 75 days at December 31, 1995.

                                  APOGEE, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                             (DOLLARS IN THOUSANDS)


         In April 1996, the Company finalized an agreement with a bank establishing a two year credit facility ("credit facility") for up to a maximum of $15,000. Borrowings availability under this credit facility are: based on the Company's earnings before interest, income taxes, depreciation and amortization and the value of selected assets, principally accounts receivable and property and equipment; subject to various financial and non-financial covenants; and secured by substantially all of the assets of the Company. Borrowings under this facility bear interest at the bank's prime rate plus 1.0% or LIBOR plus 2.85%. The proceeds of this credit facility are available for future acquisitions, working capital and general corporate purposes. As of September 30, 1996, the Company had borrowings of $3,900 under this credit facility.

         The Company's current ratio, working capital and debt to equity ratio are set forth below for the dates indicated.


                                                 September 30, 1996                           December 31, 1995
                                                 ------------------                           -----------------
         Current ratio                               1.09:1                                            1.28:1

         Working capital                             $1,680                                            $6,581

         Debt to equity                              .15:1                                             .14:1

The Company believes that the cash flows generated by the Company's operations, together with its existing cash and credit facility, will be sufficient to meet the Company's cash requirements during the next year.

CONTINGENT LIABILITY

         Certain Medicare Part B and related co-insurance billings previously submitted by one of the Company's subsidiary companies are being reviewed by the Office of Inspector General of the Department of Health and Human Services ("OIG") and the Department of Justice ("DOJ"). The Company has been informed by the DOJ that the review is a civil matter relating to billings for services to Medicare patients in long-term care facilities in the State of Florida during the period from approximately January 1, 1994 through mid-1995. The Company is fully cooperating with the review.

                                  APOGEE, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                             (DOLLARS IN THOUSANDS)



         Due to the preliminary nature of the OIG/DOJ review, the Company cannot predict when the review will be completed, its ultimate outcome, or its potential impact on earnings. The Company believes that the ultimate outcome of the OIG/DOJ review, including repayments, if any, should not have a material adverse impact on the Company's financial condition. It is the Company's policy to comply with all federal, state and local laws, including those applicable to the Medicare program. The Company believes that it has utilization review, quality assurance and legal compliance programs to assure that billings for its services are appropriate.

FORWARD LOOKING STATEMENTS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's estimates, assumptions and projections. Major factors that could cause results to differ materially from those expected by management include the timing and nature of reimbursement changes, the nature of changes in laws and regulations that govern various aspects of behavioral health care, new criteria adopted to determine medical necessity for behavioral health services, the outcome of the OIG/DOJ review, changes in procedures by third party payors including Medicare intermediaries, the availability, retention and productivity of clinicians, decisions by managed care and other third party payors, the availability of acquisition candidates at purchase prices the Company believes to be fair market, the direction and success of competitors, management retention and unanticipated market changes.

                                  APOGEE, INC.

                  FORM 10-Q - QUARTER ENDED SEPTEMBER 30, 1996





ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         a) The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are contained in the attached Index to Exhibits.

         b)       Current Reports on Form 8-K

                  None.

                                   SIGNATURES






         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.




                                                  APOGEE, INC.
                                         --------------------------
                                         (registrant)






November 11, 1996                         /s/ Alan N. Vinick
-----------------                         -------------------------
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