Form 10-K
period 1996-12-31
APOGEE INC
filed 1997-03-28
CIK 915859

                                  APOGEE, INC.

--------------------------------------------------------------------------------


                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       the SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                  APOGEE, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                         13-3605119
-------------------------------                         ------------------
(State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                        Identification No.)

    1018 West Ninth Avenue
 King of Prussia, Pennsylvania                                 19406
------------------------------                               ---------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code 610-992-7670
                                                   ------------

Securities registered pursuant to Section 12(b) of the Act:
                                                         Name of each exchange
Title of each class                                       on which registered
-------------------                                       -------------------
       NONE                                                       NONE

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes X No
                                       --   --

         Indicate by check mark if disclosure of delinquent filers, pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         As of March 18, 1997, 9,870,529 shares of Common Stock, $.01 par value, were outstanding, and the aggregate market value of the shares of Common Stock, $.01 par value, held by non-affiliates of the registrant as of March 18, 1997 was approximately $24,200,000. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.


DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from portions of the registrant's Proxy Statement to be filed with respect to the 1997 Annual Meeting of Stockholders scheduled to be held on June 12, 1997.

                                 APOGEE, INC.

               FORM 10-K - FISCAL YEAR ENDED DECEMBER 31, 1996

                      CONTENTS AND CROSS REFERENCE SHEET
         FURNISHED PURSUANT TO GENERAL INSTRUCTION G(4) OF FORM 10-K


 Form 10-K   Form 10-K                                                      Form 10-K
  Part No.    Item No.              Description                             Page No.
  --------    --------              -----------                             --------
I               1       Business............................................   1
                           General..........................................   1
                           Outpatient Behavioral Healthcare Market .........   1
                           Business Strategy................................   2
                           Patient Services.................................   5
                           Sales and Marketing..............................   6
                           Reimbursement....................................   6
                           Competition......................................   8
                           Regulation.......................................   9
                           Employees........................................  10
                           Insurance........................................  10
                           Executive Officers of the Company................  11

                2       Properties..........................................  12

                3       Legal Proceedings...................................  13

                4       Submission of Matters to a Vote of Security Holders.  13

II              5       Market for Registrant's Common Equity and Related
                           Stockholder Matters..............................  14

                6       Selected Financial Data.............................  14

                7       Management's Discussion and Analysis of Financial
                           Condition and Results of Operations..............  15

                8       Financial Statements and Supplementary Data.........  21

                9       Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure..............  37

III             10      Directors and Executive Officers of the Registrant..  37

                11      Executive Compensation..............................  37

                12      Security Ownership of Certain Beneficial Owners and
                           Management.......................................  37

                13      Certain Relationships and Related Transactions......  38

IV              14      Exhibits, Financial Statement Schedules and Reports
                           on Form 8-K......................................  38

    Signatures..............................................................  39

                                     PART I



ITEM 1.                 BUSINESS.

GENERAL

                        Apogee, Inc. ("Apogee" or the "Company") is one of the largest multi-disciplinary providers of outpatient behavioral health services in the United States. The Company provides behavioral health and related services, principally at free-standing clinics and currently operates 115 behavioral health clinics located in 13 states and the District of Columbia. The Company offers full and shared risk arrangements to employers and managed care organizations to perform behavioral health services on a capitated, sub-capitated and case rate basis. In addition, Apogee provides an array of other behavioral health services including: employee assistance programs; third party clinical case management and claims adjudication; and management and staffing for acute and subacute inpatient facilities, correctional institutions and skilled nursing facilities through contractual agreements.

                        Apogee's outpatient practices provide a broad range of behavioral health services, including diagnosis, psychiatric consultation, psychological assessment and evaluation, medication monitoring, group and individual psychotherapy, behavioral management, marriage, family and child therapy and substance abuse and chemical dependency rehabilitation. The Company's multi- disciplinary practices typically employ some or all of the following professionals: board certified or board eligible psychiatrists; licensed clinical psychologists; licensed clinical social workers; registered psychiatric nurse practitioners; licensed marriage, family and child counselors; and other allied mental health professionals.

                        The Company has announced the termination of its long-term care operations and, in certain markets, consolidation of a number of outpatient group practices. The Company anticipates that such restructuring will be substantially complete by June 1997. See "Business Strategy - Plan for Growth" below, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 to Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Report.

OUTPATIENT BEHAVIORAL HEALTH CARE MARKET

                        Mental illness is a serious health problem in the United States. In 1990, $43 billion was spent on behavioral health care services and the cost of lost productivity due to mental illnesses was approximately $75 billion, according to a study by the University of California, San Francisco, Institute for Health and Aging. Based on this study, the market for outpatient behavioral health services in the United States was approximately $10 billion in 1990 and grew at a compound annual rate of approximately 12% between 1985 and 1990. The Company believes that this growth has resulted from (i) overall increases in demand for behavioral health care services and (ii) increased utilization of outpatient behavioral health care services at the expense of higher cost inpatient providers. The Company is not aware of any comprehensive study more recent than the University of California study which specifically quantifies the outpatient behavioral health market. Management believes that while this continues to be a growing market, the growth rate has abated due to increased managed care of behavioral healthcare.

BUSINESS STRATEGY

Value Based Business

                        Apogee's management has formally adopted the Company's Mission and Values -- the reason Apogee is in business, and the standards for which its employees should strive on a daily basis. This Mission and these Values have been introduced to its employees and, when fully integrated into the Company's culture, will distinguish Apogee from its competitors.

            MISSION: To help our patients achieve their highest level of functioning through quality, ethical and cost-effective behavioral healthcare.

            VALUES

            PATIENTS COME FIRST:   ....patient care is the most important thing
                                       we do.

            RESPECT FOR THE INDIVIDUAL:   ....the handshake between the Company
                                              and each employee.

            EXCEEDING CUSTOMER EXPECTATIONS:  ....the needs of our customers define our services.

            UNCOMPROMISING INTEGRITY:   ....compels us to always do the right
                                            thing.

            CONTINUOUS SELF-RENEWAL:   ....commitment to setting the standard of
                                           excellence which unifies and
                                           strengthens us.

                        It is management's belief that a strong commitment to these values will enable the Company's employees to build the Company's business and their careers and provides the foundation upon which Apogee's business plans are developed.

Plan for Growth

                        Since its inception in 1991, the Company has experienced significant growth in net revenues due largely to acquisitions. During 1996, management curtailed its acquisition activity in order to evaluate the Company's operations in light of continuing regulatory and market changes. As a result, the Company determined to effect a restructuring. After the restructuring, the Company will have essentially discontinued services provided in long term care facilities which is a fundamental change in the Company's strategy. Long-term care services represented 44%, 22% and 13% of the Company's net revenue during 1994, 1995 and 1996, respectively. While management has taken proactive steps to de-emphasize this sector during the last several years, long term care was still a substantial portion of the Company's business in 1996. The Company's decision to discontinue services to long-term care facilities was based on the current operating environment, including the cumulative effect of actions taken by Medicare intermediaries in certain states, and the overall outlook for this market in the future.

                        As a result of the discontinuation of the long term care operations, the Company is able to significantly reduce corporate overhead costs and will be able to focus full management attention on the outpatient and contract service areas. In addition, by eliminating and consolidating underperforming clinic locations, the Company believes it has positioned itself to build for future success.

                        The Company's plan for growth has three principal components: (i) increase managed care business; (ii) develop regional and local market contract service opportunities; and (iii) explore strategic alliances both nationally and within specific geographic markets.

                        Increase managed care business. Apogee plans to continue to partner with managed care organizations ("MCOs"). The Company's current group practice operations are leaders in their geographic markets and, therefore, should be attractive to MCOs. In the majority of the markets the Company services, managed care continues to gain market share and appears to be growing at a rate substantially faster than its competition. MCOs are generally interested in quality of care, geographic coverage, provider network convenience, treatment outcomes and price. In Apogee's experience, low cost is often a determining factor when contracting with MCOs, therefore it is essential for the Company to focus on cost containment in preparation of increased managed care business. Apogee intends to work with MCOs to continue enrolling Apogee clinicians on the MCOs' panels, expanding services currently provided and securing additional capitated and case rate contracts.

                        Apogee believes there also will be an opportunity for partnering with MCOs due to the increasing number of Medicare and Medicaid lives being covered by MCOs within certain of the states in which Apogee is currently operating. Apogee has already partnered with several MCOs to develop the behavioral health provider panels and operating protocol in preparation for the MCOs application process with state health agencies. Through this process, the Company has gained an additional 40,000 Medicare/Medicaid covered lives and anticipates servicing significantly more lives in the second half of 1997.

                        Develop regional and local market contract service opportunities. Management believes there is significant opportunity to continue expanding services provided through contractual arrangements. The Company currently provides employee assistance programs, third party clinical case management and claims adjudication for behavioral health claims, management and staffing of acute and sub-acute inpatient facilities and correctional institutions through contractual agreements. Revenues from contractual arrangements have continued to increase as a percentage of the Company's net revenues accounting for 13%, 22% and 29% of net revenues in 1994, 1995 and 1996, respectively. The Company believes profit margins on these contractual arrangements are higher than those for traditional fee-for-service business, due largely to the value added aspect of these arrangements. Apogee intends to support growth in this area through an investment in dedicated regional and local market business development personnel.

                        The Company's Integra division is also a central element of the Company's plan for growth in managed care and contract services. Integra specializes in behavioral health contracting for employee assistance programs, third party clinical case management and claims adjudication and capitated arrangements with MCOs and directly with employers. Integra has experienced rapid growth with revenues increasing from an annualized run rate of $3.5 million in 1994 to $9.5 million in January of 1997. Apogee believes this growth is attributable to Integra's focus on quality of care, customer service and satisfaction and utilization of outcome based measurements. Integra has experienced increasing demand for third party clinical case management services for behavioral health claims, and has increased covered lives using this service from approximately 35,000 in 1994 to 160,000 at the beginning of 1997, an increase of over 350%. Customers of this service are primarily large corporations with self-funded employee health insurance programs. Management believes this success is largely due to the Company's ability to clearly demonstrate both reduced costs to employers and improved quality of care to employees.

                        Explore strategic alliances both nationally and within specific geographic markets. Healthcare is experiencing an unprecedented era of consolidation and strategic alliances and behavioral health is no exception. The Company believes it will be important to develop strategic alliances to prepare for future growth. Due to the differences in individual markets, as well as the difference in the nature of Apogee's operations in each market, the Company's targeted partners will vary by market. Management believes that acute care hospitals, psychiatric hospitals, HMOs, MCOs, physician groups, independent provider associations ("IPAs") and managed service organizations are examples of potential partners with which the Company can enter into strategic alliances.

                        One of the likely vehicles for strategic alliances will be affiliating with integrated delivery systems ("IDS"). IDS's are a vertical integration of healthcare providers, physicians and payors who mutually benefit by networking to: (i) control the quality of patient care; (ii) leverage administrative costs and reduce capital costs; and (iii) increase patient access to service. Membership in an IDS is generally on the basis of a contractual or shared ownership agreement. Apogee plans to explore IDS arrangements in targeted geographic markets in which the Company has an existing network of outpatient services sites with sufficient presence to engage an IDS affiliation.

                        In 1996, Apogee completed its first IDS in Jacksonville, Florida, with a large acute care hospital chain. Under the terms of this joint venture, the parties will collectively secure and service full and partial risk contracts for behavioral health services. Under the terms of the agreement, Apogee provides management services to the joint venture for establishing and maintaining provider networks, developing clinical protocols, utilization review and case management, as well as administrative functions.

Cost Containment

                        A central aspect of the Company's strategy is to position itself as a low-cost provider of behavioral health services. During the last two years, Apogee made significant progress in the transition of its clinical compensation model from a fixed cost model to a variable cost model and anticipates that this process will be substantially completed in 1997. In addition to improving productivity, this transition will help reduce the seasonal fluctuation the Company has experienced previously.

                        During the last two years, the Company has also reorganized its regional and corporate administrative functions to both reduce costs and better support the needs of the clinical operations. Management believes there is additional opportunity to continue reducing costs through improved standardization of the clinical and administrative disciplines and systems. Through continued enhancement of the clinical and administrative systems, the Company will be better able to operate successfully in an increasingly challenging reimbursement environment.

PATIENT SERVICES

            The following table identifies the current locations of the Company's outpatient clinics as of December 31, 1996, after adjusting for the impact of restructured locations.

                                    Location                      No.
                                    --------                      ---
                        Florida .......................           28
                        California ....................           18
                        Wisconsin .....................           15
                        Virginia ......................           14
                        Maryland ......................           13
                        Pennsylvania ..................            6
                        New Jersey ....................            5
                        New York ......................            5
                        Illinois ......................            3
                        Nevada ........................            3
                        Arizona .......................            2
                        Rhode Island ..................            1
                        Washington ....................            1
                        District of Columbia ..........            1
                                                                 ---
                                    Total .............          115
                                                                 ===

                        The Company's philosophy of care is to provide services in the least restrictive but most appropriate setting to achieve the desired patient outcome. A wide range of outpatient services are offered, including diagnostic evaluation, individual and group psychotherapy for adults, adolescents and children, marriage and family therapy, diagnostic psychological testing and psychiatric consultation and evaluation and follow-up treatment for those requiring medication. The

Company's services are designed to provide patients with access to treatment at all levels of care. The desired outcome of all behavioral health services provided by Company clinicians is to return the patient to his or her optimal functional capacity utilizing the most cost-effective services and settings.

                        The Company's professionals treat patients with a wide variety of behavioral, psychological and psychiatric problems. The most common problems treated by behavioral health professionals are depressive disorders, anxiety disorders (such as panic attacks or phobias), bipolar disorders (such as manic depressive conditions), psychoses (such as schizophrenia or hallucinatory conditions), general personality problems, alcohol and chemical dependency problems and child, family and marital problems. The conditions treated by the Company's professionals can, in many cases, seriously interfere with a patient's ability to function occupationally, socially and interpersonally. Such loss of function can result in reduced productivity, impaired job performance and, in some instances, total disability.

SALES AND MARKETING

                        Outpatient Clinics. In the outpatient area, marketing efforts focus on increasing the number of patients referred to the Company by managed care companies, primary care physicians, other behavioral health care providers and employers. Increased referrals are generated by providing information to managed care case workers and physicians on the Company's services, establishing contracts with managed care companies and employers and by participating in local health associations. These activities are performed by marketing representatives as well as operations management.

                        Managed Care Payors. The Company's marketing to insurance and managed care companies, which is primarily conducted by local and regional management personnel, emphasizes the Company's ability to provide a wide array of cost-effective services to individuals at convenient locations within a geographic region. The Company believes that in geographic areas where it has multiple clinic operations it has a competitive advantage in marketing to managed care payors. In addition, the Company also believes its ability to offer payors a variety of reimbursement arrangements such as capitation, sub-capitation and case rates, sets it apart from many of its competitors. By contracting with the Company, insurance and managed care companies are able to minimize the number of providers with which they contract.

                        Contract Services. The Company believes there is significant opportunity to continue expanding services provided through contractual arrangements. Apogee intends to support growth in this area through increased employment of dedicated regional and local market business development personnel.

REIMBURSEMENT

                        The Company provides it services through group practices where revenues are principally derived from third party payors.

                        The Company estimates that 87% of its net revenues during fiscal 1996 were derived from group practices (which includes services provided at outpatient clinics and under contracts with managed care companies, inpatient acute care facilities and other payors) and 13% were derived from long-term care services. Following its withdrawal from the long term care sector, the Company anticipates that revenues from the Medicare program will be less than 5% of net revenues. The following table sets forth the Company's principal sources of reimbursement as a percentage of net revenues:

                                                             Year Ended December 31,
                                                           ---------------------------
                                Payor Source               1996       1995        1994
                                ------------               ----       ----        ----
                        Managed Care and Other Third
                           Party Payors ............        59%        50%        38%
                        Self Pay ...................        20         22         17
                        Medicare ...................        16         21         37
                        CHAMPUS ....................         3          4          3
                        Medicaid ...................         2          3          5
                                                           ---        ---        ---
                                                           100%       100%       100%
                                                           ===        ===        ===

                        Managed Care and Other Third Party Payors. The Company receives reimbursement in mainly two forms: i) fee for service arrangements, and
ii) capitated contracts.

                        i) Fee for Service. For managed care services, the Company enters into an agreement with a managed care payor for a stated fee per service and agrees to clinician credentialing as well as preauthorization requirements. For other third party payors, the Company bills and accepts the payors' reasonable and customary payment and pursues the balance of the service fee directly from the patient.

                        ii) Capitated Contracts. The Company intends to enter into contracts to accept the risk for a continuum of behavioral health care services in regions where the Company has achieved significant market penetration. Under a capitated contract, the Company agrees to provide behavioral health care services to members of a group at a fixed rate per member, regardless of the services actually performed. Apogee's contracts to provide behavioral health services on a capitated basis covered approximately 875,000 and 780,000 lives at January 1, 1997 and 1996, respectively. In addition, the Company covered approximately 160,000 and 70,000 lives for clinical case management services at January 1, 1997 and 1996, respectively; which are also reimbursed on a capitated basis, although Apogee is not at risk for the actual claims incurred.

                        Medicare. Medicare is a federal health insurance program which provides health insurance coverage for certain disabled persons, for persons aged 65 or older and for certain persons with end stage renal disease. There are two insurance plans in the Medicare program: Part A which covers inpatient services, home health care and hospice care and Part B which covers physicians, other health care professionals and outpatient services. Medicare is funded by both beneficiary and federal contributions. When behavioral health care services are provided to patients in long-term care facilities by health care professionals, such as psychiatrists, clinical psychologists and social workers, Medicare Part B payments are based on the applicable Resource Based Relative Value

Scale ("RBRVS") Fee Schedule which differs by geographic region. Medicare beneficiaries are required to pay a deductible and copayment for most Part B services that generally equals 20% of the Medicare allowed amount. However, for therapeutic treatment of mental, psychoneurotic and personality disorders, Medicare pays 62-1/2% of the approved amount minus the 20% coinsurance, thus requiring the beneficiary to pay about 50% of the approved Medicare allowable fee. This limitation does not apply to diagnostic services.

                        Medicaid. Medicaid is the state administered and state and federally funded program which provides health insurance coverage for certain low income individuals. For qualified Medicare beneficiaries, the Medicaid program pays the beneficiary's Part B premiums and may reimburse all deductibles and co-payment portions of the approved Medicare charge up to an allowable amount established by each Medicaid program. The extent of actual co-payment contributions varies widely by state. Most Medicaid programs cover behavioral health care services but may limit the number of approved visits per year. There has been an increasing trend for Medicaid programs to contract with managed care organizations to administer care and control costs for its beneficiaries. In these situations, the Company and its providers must be approved to participate on the select provider panel in order to treat patients.

                        Government and other third-party payors' health care policies and programs have been subject to changes in payment levels and payment methodologies during past years, including determination of medical necessity for behavioral health services. There can be no assurance that future changes will not reduce reimbursement from these sources for behavioral health care services.

COMPETITION

                        The health care industry in general and the behavioral health services industry in particular are highly fragmented and very competitive on a local basis. However, the Company believes, based upon its analysis of potential acquisition candidates, that it is one of the largest independent providers of outpatient behavioral health and related services on a national basis. As the health care system in the United States continues to change, the Company believes that strong multi-regional or national providers with comprehensive, high quality programs and effective utilization and administrative procedures in place will be the providers of choice for the growing managed care systems. The primary competitive factors in the behavioral health care services market are quality of care, cost effectiveness, treatment outcomes and the ability to meet the needs of referral and payor sources.

                        The Company's primary competitors in most markets are local outpatient behavioral health providers. On a regional and national basis, the competition for outpatient behavioral health services also comes from behavioral health preferred provider organizations -- networks of individually owned clinics contracting with the payor source to provide services to those members that select them from a published panel of providers. In addition, some providers of inpatient behavioral health care, which may have greater resources than the Company, are developing networks of outpatient clinics generally in the areas of their inpatient facilities.

REGULATION

                        Licensing and Certification. Psychiatrists, clinical psychologists, clinical social workers and registered psychiatric nurse specialists must be licensed in the state in which they practice. Such licensure is controlled by state boards as well as the regulatory authorities in each state. The Company has procedures designed to ensure that each of its professionals employed is properly licensed and has satisfied his or her continuing education requirements. In addition, certain states in which the Company operates impose licensure or certification requirements on the Company's facilities or operations.

                        The Company anticipates that each of its facilities and practitioners will be able to maintain applicable licenses, certifications and accreditation and obtain reasonable reimbursement for services. However, the loss, denial or restriction of any such reimbursement, licensure, accreditation or certification, including certification-of-need or exemption through changes in applicable regulatory requirements, an enforcement action or otherwise, could have a material adverse effect on the Company.

                        Governmental Health Care Regulation. As a behavioral health care provider, the Company is currently subject to extensive and frequently changing federal, state and local regulations governing licensure, conduct of operations at existing facilities, purchase or lease of existing businesses, cost containment and direct employment of licensed professionals by business corporations. The various types of regulatory activity affect the Company's business either by controlling its growth, restricting licensure of the business entity or by controlling the reimbursement for services provided.

                        In order to receive Medicare reimbursement, the Company's local operations must be registered with Medicare as a group provider. In addition, each individual provider must be certified as an independently practicing provider and be assigned an individual provider number. The certification criteria, which are established by the Department of Health and Human Services, are interpreted and administered by each state.

                        Medicaid programs do not generally require certification of the Company or its providers over and above the requirements of Medicare.

                        The Social Security Act imposes criminal penalties upon persons who make or receive kickbacks, bribes or rebates in connection with the Medicare or Medicaid programs. The anti-fraud and abuse rule prohibit providers and others from soliciting, offering, receiving or paying, directly or indirectly, any remuneration in return for either making a referral for a Medicare or Medicaid-covered service or item or ordering any covered service or item. In addition, the Medicare and Medicaid Patient and Program Protection Act of 1987 imposed civil sanctions for violation of these prohibitions, punishable by exclusion from the Medicare and Medicaid programs; such exclusion, if applied to the Company's operations, could result in significant loss of reimbursement. In order to provide guidance with respect to the anti-fraud and abuse rules, the Office of the

Inspector General ("OIG") issued final regulations outlining certain "safe harbor" practices, which although potentially capable of inducing prohibited referrals, would not be prohibited if all applicable requirements are met. A relationship which fails to satisfy a safe harbor is not necessarily illegal, but could be scrutinized under a case-by-case analysis. In February 1997, the OIG issued an interim rule regarding its recently mandated proposals for accepting and issuing advisory opinions on the anti-fraud and abuse rules. Because the anti-fraud and abuse laws have been broadly interpreted, they limit the manner in which the Company can acquire businesses and market its services to, and contract for services with, physicians, nursing homes and other health care providers. Management considers and seeks to comply with these regulations in planning and conducting its activities, and believes that its activities do not violate the anti-fraud and abuse statute.

                        Federal and some state laws impose restrictions on physicians', and, in a few states, on psychologists' and other behavioral health care professionals' referrals for certain designated health services to entities with which they have financial relationships. The Company believes its operations are structured to comply with these restrictions to the extent applicable. There can be no assurance that the federal government or other states in which the Company operates will not enact similar or more restrictive legislation or restrictions that could under certain circumstances impact the Company's operations.

                        In certain states, the employment of psychiatrists, psychologists and other behavioral health care professionals by business corporations is a permissible practice. However, many states, including some states in which the Company operates, have interpreted existing medical practice licensing laws to restrict business corporations, such as the Company, from providing behavioral health services through the direct employment of psychiatrists and, in a few states, psychologists and other behavioral health care professionals. The Company believes its operations are structured, or can be restructured, if necessary, to comply with applicable laws and regulations. However, there can be no assurance that other states in which the Company operates will not enact similar or more restrictive legislation or regulations.

EMPLOYEES

                        At December 31, 1996, the Company employed approximately 1,000 full time equivalent employees. The Company has not experienced any significant difficulty in filling open positions with qualified clinicians. None of the Company's employees is represented by a labor union and the Company is not aware of any current activities to organize any of its employees. Management considers the relationship between the Company and its employees to be good.

INSURANCE

                        The Company believes that it maintains the types and amounts of insurance customary in the behavioral health services industry, including coverage for general liability, property damage, workers' compensation malpractice liability, workplace misconduct and employment related practices. The Company considers its insurance coverage to be adequate both as to risks and amounts.

EXECUTIVE OFFICERS OF THE COMPANY

            Certain information with respect to the executive officers of the Company is set forth below:

                                                                                                     Age at
                                                                                                  December 31,
                        Name                           Position with the Company                      1996
--------------------------------------------------     -------------------------                  ------------
John H. Foster ...................................     Chairman of the Board, Chief
                                                          Executive Officer and Director               54
Lawrence M. Davies ...............................     President, Chief Operating Officer
                                                          and Director                                 38
Alan N. Vinick  .................................      Senior Vice President, Finance and
                                                          Chief Financial Officer                      53
Massoud G. Hampton, Ph.D. ........................     Vice President of Clinical Services             46
Jane P. Stanton...................................     Vice President of Human Relations               43
Stanley F. Szczygiel..............................     Vice President of Finance and
                                                          Secretary                                    44

                        JOHN H. FOSTER has been Chairman of the Board and Chief Executive Officer of the Company since March 1991. Mr. Foster has been Chairman of the Board and Chief Executive Officer of NovaCare, Inc., a leading national provider of comprehensive medical rehabilitation services ("NovaCare"), since December 1984. Mr. Foster is a director of Corning Incorporated, an international corporation with business interests in specialty materials and communications. Mr. Foster is the founder and Chairman of the Board of Foster Management Company, an investment advisor, and general partner of various venture capital investment funds.

                        LAWRENCE M. DAVIES has been a director of the Company since January 1992 and its President since June 1993. Mr. Davies was Vice President of the Central Division of the Contract Services Group of NovaCare from June 1992 to May 1993 and Division Vice President of the Midwest Region of the Contract Services Group of NovaCare from September 1988 to May 1992. From January 1987 to August 1988, Mr. Davies was Director of Corporate Development for NovaCare. Mr. Davies was Manager of Mergers and Acquisitions for Foster Medical Corporation from August 1984 to December 1986.

                        ALAN N. VINICK has been Senior Vice President, Finance and Chief Financial Officer of the Company since January 1996. From February 1994 to December 1995, Mr. Vinick was Senior Vice President of the Outpatient Division of NovaCare. Mr. Vinick was Senior Vice President, Finance and Administration, Treasurer and Chief Financial Officer of RehabClinics, Inc., a provider of outpatient physical therapy services, from February 1992 to February 1994. From January 1990 to February 1992, he was Vice President and Chief Financial Officer of Orthopedic Services, Inc., a provider of orthotic and prosthetic rehabilitation services ("OSI"). From July 1988 to March 1990, he was Vice President and Chief Financial Officer of Heritage Health Systems, Inc., which owned and managed health maintenance organizations and was privately held and financed by Foster Management Company. From January 1990 to March 1990, Mr. Vinick was employed by both OSI and Heritage Health Systems, Inc. From December 1984 to June 1988, he served as Vice President and Chief Financial Officer of John Hancock HealthPlans, Inc.

                        MASSOUD G. HAMPTON, Ph.D. has been Vice President of Clinical Services for the Company since February 1994. Dr. Hampton was the founder and Director of the Institute of Aging at St. Vincent Hospital and Health Care Centers from December 1985 to January 1994. Dr. Hampton is a licensed clinical psychologist and holds a Ph.D. in Life Span Developing and Aging from Indiana University and an M.S. in Developmental Psychology from Indiana State University. Dr. Hampton has also completed a post doctoral fellowship in geriatric psychology at the University of Notre Dame. Dr. Hampton has served as Chairman of the Governor of Indiana's Task Force on Alzheimer's Disease, as President of the Advisory Council for the Central Indiana Council on Aging and as a delegate to the White House Conference on Aging. In 1993, Dr. Hampton received the Indiana Public Health Foundation Award for Gerontology. From 1987 to 1993, Dr. Hampton was an adjunct professor of psychology at Indiana University.

                        JANE P. STANTON has been Vice President of Human Resources for the Company since July 1993. Ms. Stanton served as the Manager of Human Resources for the Central Division of the Contract Services Group of NovaCare from June 1992 to June 1993 and from April 1991 to May 1992, served as the Manager of Human Resources for the Midwest Division of the Contract Services Group of NovaCare. For over 12 years Ms. Stanton held positions of increasing responsibility in the human resource area of Dayton-Hudson Corporation, including from April 1988 to September 1990, as the Group Human Resources Manager for the Hudson Department Stores and from April 1987 to April 1988, as the Group Human Resources Manager for the Dayton Department Stores.

                        STANLEY F. SZCZYGIEL has been Vice President of Finance and Secretary of the Company since October 1993. From January 1993 to October 1993, Mr. Szczygiel managed Acquisition Management Services, Inc., a mergers and acquisition consulting company. From 1986 to 1992, Mr. Szczygiel was with Abbey Home Healthcare which acquired Foster Medical Corporation in 1989. Mr. Szczygiel was the Vice President of Finance from 1987 to 1992 and Corporate Controller from 1986 to 1987 of Abbey Home Healthcare. From 1973 to 1985, Mr. Szczygiel held various financial management positions at Exxon Corporation, Memorex Corporation and Coopers & Lybrand.

                        No family relationship exists between any of the directors or executive officers of the Company. Executive officers serve at the discretion of the Board of Directors.

ITEM 2.                 PROPERTIES.

                        The Company's principal executive officers are located at 1018 West Ninth Avenue, King of Prussia, Pennsylvania. In addition, the Company leases other office space and clinical facilities in various locations across the United States. See Note 10 of Notes to the Company's Consolidated Financial Statements for information concerning the Company's leases for its office and patient care facilities. The Company does not anticipate that it will experience any difficulty in renewing any such leases upon their expiration or obtaining different space on comparable terms if such leases are not renewed. The Company believes that these facilities are well maintained and are of adequate size for present needs and planned expansion in the near future.

ITEM 3.                 LEGAL PROCEEDINGS

                        From time to time, the Company is a party to certain claims, suits and complaints which arise in the ordinary course of business. Currently, there are no such ordinary course claims, suits or complaints which, in the opinion of management, would have a material adverse effect on the Company's financial position, results of operations or liquidity. In addition, as further described in Note 10 to the Company's Consolidated Financial Statements contained in Part II, Item 8 of this Report, certain of the Company's Medicare Part B and related co-insurance billings are under review by the Office of Inspector General of the Department of Health and Human Resources and the Department of Justice.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                        Not applicable.

                                     PART II


ITEM 5.                 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                        STOCKHOLDER MATTERS.

                        Apogee's common stock trades on the NASDAQ National Market Tier of the NASDAQ Stock Market(SM) under the symbol APGG. On March 18, 1997, there were approximately 122 holders of record and over 1,000 beneficial holders of the Common Stock.

                        The following table sets forth the range of high and low closing prices per share of Common Stock since January 1, 1995, as reported on The NASDAQ Stock Market(SM):

                                    Common Stock Prices
                                     High          Low
                                     ----          ---
Year Ended December 31, 1996:
First Quarter                       $10.75       $ 3.50
Second Quarter                        8.25         5.38
Third Quarter                         7.00         5.25
Fourth Quarter                        6.94         3.13

Year Ended December 31, 1995:
First Quarter                       $22.75       $16.25
Second Quarter                       19.25        14.75
Third Quarter                        19.50        17.00
Fourth Quarter                       17.75         7.63

                        Over the past two years, the Company's common stock price has been subject to significant volatility. Due to the nature of Apogee's business and stock market forces beyond the Company's control, such changes in the Company's stock price can be sudden.

                        No dividends have been declared on the common stock since the Company's inception. The Company does not expect to declare any cash dividends in the foreseeable future.

ITEM 6.               SELECTED FINANCIAL DATA

                        The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the accompanying notes presented elsewhere herein.

                                  APOGEE, INC.

                           FIVE-YEAR FINANCIAL SUMMARY
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                            Years Ended December 31,
                                               -----------------------------------------------------------------------------
                                               1996               1995             1994              1993               1992
                                               ----               ----             ----              ----               ----
STATEMENT OF OPERATIONS DATA:
Net revenues .......................       $    78,727        $    68,269        $   33,473       $     6,626        $     1,651
Gross profit (loss) ................            17,325             16,774             7,762               403               (411)
Adjusted EBITDA(1) .................             4,583              5,230             1,175            (2,290)            (1,170)
(Loss) income from operations ......           (12,826)            (2,924)              149            (2,445)            (1,240)
Net (loss) income(2) ...............           (13,594)            (2,451)              387            (2,831)            (1,372)
Net (loss) income per common share .             (1.37)             (0.26)             0.06             (0.68)             (0.33)
Shares used in net (loss) income per
  common share computation .........         9,887,362          9,497,279         6,883,215         4,154,864          4,154,864


                                                                                As of December 31,
                                               -----------------------------------------------------------------------------
                                             1996               1995          1994                  1993               1992
                                             ----               ----          ----                  ----               ----
BALANCE SHEET DATA:
Current assets ...............             $16,445            $ 29,886       $42,179              $ 2,653            $   826
Total assets .................              97,783             109,051        95,123                9,061              2,949
Current liabilities ..........              23,547              23,305        12,990                2,536              1,419
Total debt ...................              12,808              11,246        10,040                9,880              3,794
Stockholders' equity (deficit)              65,181              78,739        74,561               (4,427)            (1,620)

(1) Adjusted EBITDA represents earnings before interest, income taxes, depreciation, amortization of intangible assets and excess of cost over fair value of net assets acquired and restructuring and related non-recurring charges.

(2) Net loss includes provision for restructuring and related non-recurring charges of $14,100 and $5,600 in 1996 and 1995, respectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                        The Company provides behavioral health care and related services, principally at free- standing clinics. The Company commenced operations on March 15, 1991. During 1996, 1995, and 1994, the Company acquired 6, 19, and 14 businesses, respectively. The Company operates 115 outpatient behavioral health clinics located in 13 states and the District of Columbia.

Results of Operations

                        The following table sets forth, for the periods indicated, the relative percentages which certain items in Apogee's Consolidated Statements of Operations bear to net revenues:

                                                                  Years Ended December 31,
                                                             ---------------------------------
                                                             1996          1995          1994
                                                             -----         -----         -----

Net revenues .........................................       100.0%        100.0%        100.0%
Gross profit .........................................        22.0%         24.6%         23.2%
Selling and administrative expenses ..................        12.5%         13.0%         15.5%
Provision for doubtful accounts ......................         5.0%          5.0%          5.3%
Amortization of intangible assets and excess cost over
   fair value of net assets acquired .................         2.9%          2.7%          1.9%
Restructuring and related non-recurring charges ......        17.9%          8.2%          ---
                                                             -----         -----         -----
(Loss) income from operations ........................       (16.3)%        (4.3)%          .5%
Interest expense (includes other expenses) ...........         1.0%           .8%          2.0%
Interest (income) ....................................         (.2)%        (1.6)%        (2.9)%
                                                             -----         -----         -----
(Loss) income before income taxes ....................       (17.1)%        (3.5)%         1.4%
Provision for income taxes ...........................          .2%           .1%           .2%
                                                             -----         -----         -----
Net (loss) income ....................................       (17.3)%        (3.6)%         1.2%
                                                             =====         =====         =====

Net Revenues

                        Net revenues for 1996 increased 15% to $78,727 from $68,269 in 1995. This increase is a result of acquisitions made during 1995 and 1996. After adjusting for the impact of closing certain long term care operations as a result of the Company's 1995 restructuring, base business revenues decreased approximately $2,700, primarily as a result of: 1) reduced revenue volume in certain long term care markets where the Company continued to provide service during 1996, but was not actively replacing terminated direct care providers; and 2) the loss of several group practice contracts in late 1995, partially offset by increased volumes from other payors/patients.

                        Net revenues for 1995 increased to $68,269 from $33,473 in 1994, an increase in revenues of $34,796 or 104% over 1995. Approximately 94% of this increase in revenues was attributable to acquisitions made in 1995 and the full year impact of acquisitions made in 1994. Base business growth accounted for approximately $2,200 of the increase in net revenues, principally a result of increased volume.

Gross Profit

                        Gross profit comprises net revenues less personnel, field management, facility and other costs and expenses directly associated with the delivery of services. Gross profit increased to $17,325 in 1996 from $16,774 in 1995. This increase is due to acquisitions made during 1995 and 1996. After adjusting for the impact of closing certain long term care operations as a result of the Company's 1995 restructuring, gross profit from base business decreased approximately $2,400, primarily as a result of: 1) the loss of several group practice contracts in late 1995; 2) clinician turnover/productivity at certain group practice operations; and 3) investment in clinical and field support positions.

                        Gross profit increased 116% to $16,774 in 1995 from $7,762 in 1994. This increase was attributable to acquisitions made in 1994. Gross profit from base business is essentially consistent with the prior year, primarily due to a marginal increase in group practices offset by a decrease in long-term care gross profit. The decrease in long-term care was primarily a result of higher field management costs as a percentage of revenue.

Selling and Administrative Expenses

                        Selling and administrative expenses comprise corporate office, regional and local management, centralized billing and marketing expenses and increased to $9,864 in 1996 from $8,876 in 1995. This increase is a result of continued investment in infrastructure and selling and administrative expenses from the businesses acquired in 1995 and 1996. Selling and administrative expenses as a percentage of net revenues decreased to 12.5% for 1996 from 13.0% in 1995, due primarily to improved leveraging of the corporate and regional overhead costs.

                        Selling and administrative expenses increased to $8,876 in 1995 from $5,181 in 1994. This increase is a result of investment in corporate infrastructure and selling and administrative expenses from the businesses acquired in 1995. Selling and administrative expenses as a percentage of net revenues decreased to 13.0% for 1995 from 15.5% in 1994, due primarily to improved leveraging of the corporate overhead costs.

Provision for Doubtful Accounts

                        The provision for doubtful accounts increased to $3,886 in 1996 from $3,408 in 1995. This increase is attributable to higher net revenues as the provision for doubtful accounts remained consistent at 5% of net revenues for both years. The provision for doubtful accounts is estimated based on an ongoing review of collectibility of the Company's accounts receivable. The provision for doubtful accounts increased to $3,408 in 1995 from $1,784 in 1994 as a result of the increase in net revenues.

Amortization of Intangible Assets and Excess Cost Over Fair Value of Net Assets Acquired

                        Amortization of intangible assets and excess cost over fair value of net assets acquired increased to $2,301 in 1996 from $1,814 in 1995. This increase was due to additional businesses acquired in 1996 and the full year of amortization for businesses acquired in 1995.

                        Amortization of intangible assets and excess cost over fair value of net assets acquired increased to $1,814 in 1995 from $648 in 1994. This increase was due to additional businesses acquired in 1995 and the full year of amortization for businesses acquired in 1994.

Restructuring and Related Non-recurring Charges

                        As discussed in Notes 8 and 9 to the accompanying Consolidated Financial Statements, in 1996 the Company recorded $14,100 in restructuring and related non-recurring charges pertaining to the Company's decision to discontinue its long-term care operations, exit and consolidate underperforming outpatient locations and reorganize certain administrative functions. The Company decided to discontinue its long-term care operations due to the cumulative effect of actions taken by Medicare intermediaries which have significantly changed the operating environment, as well as the overall outlook for providing behavioral health services to patients in skilled and unskilled nursing homes. The annualized revenue run rate of the discontinued operations was approximately $8,000 at December 31, 1996. During 1996, the Company also completed implementation of the previous year's plan which reorganized certain long-term care operations and reduced management and overhead costs.

                        Of the total restructuring and related non-recurring charges, approximately $3,650 related to amounts to be paid in cash. The non-cash portion of the charges relates to the write-off of certain assets, principally goodwill associated with operations in geographic areas the Company is exiting, and reserves established concurrently with the discontinuation of providing long-term care services for denied claims, potential refunds and associated costs.

Interest Expense

                        Interest expense increased to $763 in 1996 from $498 in 1995 due primarily to a higher average outstanding debt balance during 1996 than in 1995. Interest expense decreased to $498 in 1995 from $641 in 1994 due primarily to debt which was repaid after the Company's public offering in June 1994, partially offset by an increase in interest expense from acquisition related debt which has increased as a result of the acquisitions in 1995 and 1994.

Interest Income

                        Interest income decreased to $116 in 1996 from $1,078 in 1995 due to a lower average outstanding investment portfolio balance during 1996. Interest income is primarily related to the Company's portfolio of short-term investments. Interest income increased to $1,078 in 1995 compared to $973 in 1994 due to a higher average outstanding investment portfolio balance during 1995.

Medicare Review

                        During 1996, certain of the Company's Medicare Part B and related co-insurance billings previously submitted by one of Apogee's subsidiaries were selected for review by the Office of the Inspector General of the Department of Health and Human Services ("OIG") and the Department of Justice ("DOJ"). Apogee has been informed by the DOJ that the review is a civil matter relating to billings for services to Medicare patients in long term care facilities in the State of Florida during the period from approximately January 1994 through mid-1995. During the pendency of this review, the Medicare intermediary has suspended all Medicare payments to this subsidiary. It is the Company's policy to comply with all federal, state and local laws including those applicable to the Medicare program and the Company is fully cooperating with the review. Due to the preliminary nature of the review, the Company cannot predict when the review will be completed, its ultimate outcome, or its potential impact on earnings but believes the outcome of the review, including repayments, if any, should not have a material adverse impact on the Company's financial condition.

Liquidity and Capital Resources

                        Net cash provided by operations was $2,531 in 1996, compared to net cash provided by operations of $4,236 in 1995. The decrease in net cash flows from operations was primarily due to an increase in the 1996 cash portion of the restructuring and non-recurring charges. Cash and cash equivalents decreased $9,650 due principally to payments for acquisitions of businesses, principal payments on long term debt and purchases of property and equipment. In 1996, the Company used $1,345 in cash for capital expenditures compared with $2,515 in 1995.

                        At December 31, 1996, the Company's working capital was ($7,102) compared to $6,581 at December 31, 1995. The decrease in working capital was principally a result of: 1) approximately $4,000 in current liabilities at December 31, 1996 for accrued restructuring and related non-recurring charges; 2) approximately $2,700 in reserves established for denied claims, potential refunds and associated costs recorded concurrent with the Company's exit of long-term care and certain outpatient clinic locations; and 3) a combination of principal payments on subordinated debt, payment for businesses acquired and related transaction costs and capital equipment.

                        In April, 1996, the Company entered into an agreement with a bank establishing a two year revolving credit facility ("Credit Facility") for up to a maximum of $15,000. Borrowings availability under this Credit Facility are based on the Company's earnings before interest, income taxes, depreciation and amortization, and the value of selected assets, principally accounts receivable and property and equipment; subject to various financial and non-financial covenants; and secured by substantially all of the assets of the Company. Borrowings under this facility bear interest at the bank's prime rate plus 1.0% or LIBOR plus 2.85%. The proceeds of this Credit Facility are available for general corporate purposes, including working capital and future acquisitions. Borrowings outstanding under the Credit Facility were $5,650 at December 31, 1996. The Credit Facility was amended in March 1997 to extend the maturity to June 30, 1998. The Amendment generally resets various financial covenants to reflect the Company's restructuring and related non-recurring charges incurred in 1996. In addition, the bank retains discretion for borrowings in excess of $12,000.

                        The Company's current ratio, working capital and debt to equity ratio are set forth below for the dates indicated:

                                              December 31, 1996                          December 31, 1995
                                              ----------------                           -----------------
                      Current Ratio                    .70:1                                     1.28:1

                      Working Capital                ($7,102)                                    $6,581

                      Debt to equity                   .20:1                                      .14:1

                        The Company believes that the cash flows generated by the Company's operations, together with its existing cash and availability of borrowings under the amended credit facility, will be sufficient to meet the Company's cash requirements in 1997.

Inflation

                        A significant portion of the Company's operating expenses have been subject to inflationary increases, including clinical and administrative salaries. The Company has historically been able to somewhat offset inflationary increases through charge increases, expanding services and increasing operating efficiencies. There can be no assurance that the Company will be able to offset future inflationary increases in expenses, if any.

CAUTIONARY STATEMENT

Matters discussed above contain forward-looking statements that are based on management's estimates, assumptions and projections. Major factors which could cause results to differ materially from those expected by management include the timing and nature of reimbursement charges, the nature of changes in laws and regulations that govern various aspects of the Company's business, new criteria adopted to determine medical necessity for behavioral health service, the outcome of Department of Justice review, changes in procedures by third party payors, pricing of managed care and other third party contracts, the number and productivity of clinicians, the direction and success of competitors, management retention and unanticipated market changes. The Company does not undertake any obligation to update the information contained herein, which speaks only as of this date.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  APOGEE, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                         DECEMBER 31,
                                                                 -------------------------
                              ASSETS
                                                                   1996             1995
                                                                 ---------       ---------
CURRENT ASSETS:
          CASH AND CASH EQUIVALENTS                              $   2,299       $  11,949

          ACCOUNTS RECEIVABLE, NET OF ALLOWANCE
             FOR DOUBTFUL ACCOUNTS                                  11,096          14,555

          OTHER ACCOUNTS RECEIVABLE                                  1,643           1,911

          OTHER CURRENT ASSETS                                       1,407           1,471
                                                                 ---------       ---------

                          TOTAL CURRENT ASSETS                      16,445          29,886

PROPERTY AND EQUIPMENT, NET                                          3,359           4,671

INTANGIBLE ASSETS AND EXCESS COST OVER FAIR VALUE
   OF NET ASSETS ACQUIRED, NET                                      77,381          74,105

OTHER ASSETS                                                           598             389
                                                                 ---------       ---------

                                                                 $  97,783       $ 109,051
                                                                 =========       =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
          NOTE PAYABLE TO BANK                                                   $     272
          CURRENT PORTION OF LONG-TERM DEBT                      $   4,584           5,226
          ACCOUNTS PAYABLE                                           2,196           1,457
          ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES            16,767          16,350
                                                                 ---------       ---------

                          TOTAL CURRENT LIABILITIES                 23,547          23,305

LONG-TERM DEBT                                                       8,224           5,748
OTHER LONG-TERM LIABILITIES                                            485             516
DEFERRED INCOME TAX LIABILITY                                          346             743
                                                                 ---------       ---------

                          TOTAL LIABILITIES                         32,602          30,312
                                                                 ---------       ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
          COMMON STOCK, $.01 PAR VALUE, 20,000,000 SHARES
              AUTHORIZED; ISSUED 9,822,570 IN 1996 AND
              9,741,050 IN 1995                                         98              97
          CAPITAL IN EXCESS OF PAR VALUE                            85,624          85,612
          ACCUMULATED DEFICIT                                      (20,489)         (6,895)
          DEFERRED COMPENSATION                                        (52)            (75)
                                                                 ---------       ---------

                          TOTAL STOCKHOLDERS' EQUITY                65,181          78,739
                                                                 ---------       ---------
                                                                 $  97,783       $ 109,051
                                                                 =========       =========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                  APOGEE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                     YEARS ENDED DECEMBER 31,
                                                        -----------------------------------------------

                                                            1996              1995              1994
                                                        -----------       -----------       -----------

NET REVENUES                                            $    78,727       $    68,269       $    33,473

COST OF REVENUES                                             61,402            51,495            25,711
                                                        -----------       -----------       -----------

GROSS PROFIT                                                 17,325            16,774             7,762

SELLING AND ADMINISTRATIVE EXPENSES                           9,864             8,876             5,181

PROVISION FOR DOUBTFUL ACCOUNTS                               3,886             3,408             1,784

AMORTIZATION OF INTANGIBLE ASSETS AND EXCESS
   COST OVER FAIR VALUE OF NET ASSETS ACQUIRED                2,301             1,814               648

RESTRUCTURING CHARGE                                          9,650             5,600

OTHER NON-RECURRING CHARGES                                   4,450
                                                        -----------       -----------       -----------

(LOSS) INCOME FROM OPERATIONS                               (12,826)           (2,924)              149

NON-OPERATING EXPENSES (INCOME):

                INTEREST EXPENSE - RELATED PARTIES                                                  335

                INTEREST EXPENSE - OTHER                        763               498               306

                INTEREST INCOME                                (116)           (1,078)             (973)

                OTHER EXPENSES                                                     30                19
                                                        -----------       -----------       -----------


(LOSS) INCOME BEFORE INCOME TAXES                           (13,473)           (2,374)              462

PROVISION FOR INCOME TAXES                                      121                77                75
                                                        -----------       -----------       -----------

NET (LOSS) INCOME                                          ($13,594)          ($2,451)      $       387
                                                        ===========       ===========       ===========

NET (LOSS) INCOME PER COMMON SHARE                           ($1.37)           ($0.26)      $      0.06
                                                        ===========       ===========       ===========

SHARES USED IN NET (LOSS) INCOME PER
   COMMON SHARE COMPUTATION                               9,887,362         9,497,279         6,883,215
                                                        ===========       ===========       ===========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                  APOGEE, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 ( IN THOUSANDS)

                                                      COMMON SHARES
                                                 -----------------------
                                                                              CAPITAL IN
                                                                              EXCESS OF     ACCUMULATED    DEFERRED
                                                   NUMBER      PAR VALUE      PAR VALUE       DEFICIT     COMPENSATION      TOTAL
                                                  -------       --------       --------       --------       -------       -------


BALANCE AT DECEMBER 31, 1993                        4,045       $     40       $    364       ($ 4,831)                    ($4,427)

COMMON STOCK ISSUED IN CONNECTION WITH
   ACQUISITIONS                                       358              4          4,730                                      4,734

COMMON STOCK ISSUED TO EMPLOYEES AND
   DEFERRED COMPENSATION                               24                           196                        ($117)           79

AMORTIZATION OF DEFERRED COMPENSATION                                                                             21            21

INITIAL PUBLIC OFFERING, NET OF ISSUANCE COSTS      4,850             49         73,718                                     73,767

NET INCOME                                                                                         387                         387
                                                  -------       --------       --------       --------       -------       -------

BALANCE AT DECEMBER 31, 1994                        9,277             93         79,008         (4,444)          (96)       74,561

COMMON STOCK ISSUED IN CONNECTION WITH
   ACQUISITIONS                                       458              4          6,491                                      6,495

EXERCISE OF STOCK OPTIONS                                                             2                                          2

COMMON STOCK ISSUED FOR SERVICES RENDERED               6                           111                                        111

AMORTIZATION OF DEFERRED COMPENSATION                                                                             21            21

NET LOSS                                                                                        (2,451)                     (2,451)
                                                  -------       --------       --------       --------       -------       -------

BALANCE AT  DECEMBER 31, 1995                       9,741             97         85,612         (6,895)          (75)       78,739

COMMON STOCK ISSUED IN CONNECTION WITH
   ACQUISITIONS                                       122              1            743                                        744

COMMON STOCK REVERSAL                                 (40)                         (731)                                      (731)

AMORTIZATION OF DEFERRED COMPENSATION                                                                             23            23

NET LOSS                                                                                       (13,594)                    (13,594)
                                                  -------       --------       --------       --------       -------       -------

BALANCE AT  DECEMBER 31, 1996                       9,823       $     98       $ 85,624       ($20,489)         ($52)      $65,181
                                                  =======       ========       ========       ========       =======       =======






    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS
                                       23

                                  APOGEE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                                  YEARS ENDED DECEMBER 31,
                                                                          --------------------------------------

                                                                            1996           1995           1994
                                                                          --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
       NET (LOSS) INCOME                                                  ($13,594)      ($ 2,451)      $    387
       ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME TO NET CASH
         USED BY OPERATIONS:
           DEPRECIATION AND AMORTIZATION                                     3,309          2,554          1,026
           PROVISION FOR DOUBTFUL ACCOUNTS                                   3,886          3,408          1,784
           NONCASH PORTION OF RESTRUCTURING AND
             NONRECURRING CHARGE                                            11,507          4,400

       CHANGES IN ASSETS AND LIABILITIES, NET OF
         EFFECTS OF BUSINESSES ACQUIRED:
           INCREASE IN ACCOUNTS RECEIVABLE                                  (3,989)        (6,211)        (7,639)
           INCREASE IN OTHER CURRENT ASSETS                                   (548)        (1,506)          (604)
           INCREASE (DECREASE) IN ACCOUNTS PAYABLE                             739            603           (437)
           INCREASE IN ACCRUED EXPENSES AND
              OTHER CURRENT LIABILITIES                                      1,829          3,516            578
           (DECREASE) INCREASE IN OTHER ASSETS
              AND OTHER LIABILITIES                                           (608)           (77)           133
                                                                          --------       --------       --------

             NET CASH PROVIDED BY (USED IN) OPERATING
                ACTIVITIES                                                   2,531          4,236         (4,772)
                                                                          --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       ACQUISITION OF BUSINESSES:
           PAYMENTS FOR ACQUISITION OF BUSINESSES, NET OF
             CASH ACQUIRED OF $524 IN 1996, $795 IN 1995
             AND $668 IN 1994                                               (4,108)       (10,102)       (25,827)
           ADDITIONAL PAYMENTS FOR BUSINESSES ACQUIRED
              IN PRIOR YEARS                                                (6,770)        (5,964)          (738)
                                                                          --------       --------       --------
                NET CASH OUTLAY FOR ACQUISITION OF BUSINESSES              (10,878)       (16,066)       (26,565)

       PURCHASES OF PROPERTY AND EQUIPMENT                                  (1,345)        (2,515)        (1,724)
                                                                          --------       --------       --------

                 NET CASH USED IN INVESTING ACTIVITIES                     (12,223)       (18,581)       (28,289)
                                                                          --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         PROCEEDS FROM ISSUANCE OF COMMON STOCK                                               111         73,846
         PROCEEDS FROM EXERCISE OF COMMON STOCK OPTIONS                                         2
         PROCEEDS FROM ISSUANCE OF NOTES PAYABLE                             6,650            275         11,492
         PRINCIPAL PAYMENTS ON LONG-TERM OBLIGATIONS                        (6,608)        (3,375)       (22,073)
         PAYMENTS FOR REDEMPTION OF MANDATORILY
           REDEEMABLE PREFERRED STOCK                                                                     (1,000)
                                                                          --------       --------       --------

                 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            42         (2,987)        62,265
                                                                          --------       --------       --------

NET (DECREASE) INCREASE IN CASH AND  CASH EQUIVALENTS                       (9,650)       (17,332)        29,204
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            11,949         29,281             77
                                                                          --------       --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  2,299       $ 11,949       $ 29,281
                                                                          ========       ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        INTEREST PAID                                                     $    694       $    431       $    588
                                                                          ========       ========       ========
        INCOME TAXES PAID                                                 $    234       $    269           --
                                                                          ========       ========       ========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS
                                       24

                                  APOGEE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)



NOTE 1 - ORGANIZATION AND OPERATION

            Apogee, Inc. ("Apogee" or the "Company"), a Delaware Corporation, was formed to provide behavioral health services and commenced operations on March 15, 1991. The Company operates multi-disciplinary outpatient behavioral health group practices and is one of the largest providers of outpatient behavioral health services in the United States. Apogee provides behavioral health and related services, principally at free-standing clinics. The Company currently operates behavioral health clinics located in 13 states and the District of Columbia. The Company also offers full and shared risk arrangements with employers and managed care organizations to perform behavioral health services on a capitated, sub-capitated and case rate basis. In addition, Apogee provides an array of behavioral health services including: employee assistance programs; third party clinical case management and claims adjudication; and management and staffing of acute and sub-acute inpatient facilities, correctional institutions and skilled nursing facilities through contractual agreements. At December 31, 1996, Apogee's operations were principally concentrated in California, Florida, Maryland, New Jersey, Pennsylvania, Virginia and Wisconsin.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of consolidation

            The consolidated financial statements include the accounts of the Company and its wholly and beneficially owned subsidiaries. In response to regulations in certain states in which the Company operates, it has executed management agreements with professional corporations. Through the terms of the management agreements, the Company has complete control over the professional corporations with the exception of the provision or direction of behavioral health services. The management agreements substantially restrict the business activities and the rights of the shareholders of the professional corporations. Under related agreements, the Company has the option to purchase, or to designate a purchaser for, the stock of the professional corporations. These professional corporations are consolidated because the Company has unilateral and perpetual control over the assets and business operations of the professional corporations and because, notwithstanding the lack of majority ownership, consolidation of the professional corporations is necessary to present fairly the financial position and results of operations of the Company due to the existence of a parent-subsidiary relationship by means other than majority ownership of the professional corporations' voting stock. The Company effectively has perpetual control over the professional corporations because the Company does not intend to terminate any of its management agreements with the ongoing professional corporations and, upon termination of any such agreement by the clinician, the Company intends to exercise its option to purchase or to designate a purchaser for the stock of the professional corporation. Fees paid to the Company under these agreements approximate the operating income, as defined, of the beneficially owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Preparation of financial statements

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

   Cash and cash equivalents

            Cash and cash equivalents include cash on hand and short-term investments with original maturities of 90 days or less. Revenue recognition

  Revenue Recognition

            Net revenues are reported at the estimated amounts to be realized through payments from patients, third party payors and others for services rendered.

                                  APOGEE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
             (Dollars in thousands, except share and per share data)



   Property and equipment

            Property and equipment are stated at cost less accumulated depreciation and amortization. Additions and betterments are capitalized and maintenance and repairs are charged to current operations. The cost of assets retired or otherwise disposed of and the related accumulated depreciation and amortization are removed from the accounts and the gain or loss on such dispositions is reflected in current operations. Depreciation is provided using the straight-line method. Estimated useful lives of the assets are:

          Furniture and fixtures.............................  5 to 7 years
          Office equipment...................................  3 to 5 years

   Intangible assets and excess cost over fair value of net assets acquired

            Identifiable assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective fair values. Deferred taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed. The excess of the purchase price over the fair value of the identifiable net assets acquired is amortized on a straight-line basis over forty years and identified intangible assets are amortized over periods ranging from one to forty years. On an annual basis the Company reviews the recoverability of goodwill based primarily on estimated future cash flows.

  Accounting for Impairment of Long-Lived Assets

            Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), which establishes accounting standards for the impairment of long-lived assets, certain identified intangible assets and goodwill related to those assets to be held and used and for long-lived assets and certain intangible assets to be disposed of. In accordance with SFAS 121, the Company reviews the realizability of long-lived assets, certain intangible assets and goodwill whenever events or circumstances occur which indicate recorded cost may not be recoverable. The Company believes its previous impairment policy was substantially similar to the new requirements and, accordingly, adoption of the new standard did not have a significant effect on the Company's financial position or results of operations.

   Financial Instruments

            The carrying value of cash and cash equivalents, accounts receivable and payable and accrued liabilities approximates fair value due to the short-term maturities of these assets and liabilities.

  Income taxes

            The Company applies the asset and liability approach of Statement of Financial Accounting Standards No. 109 for financial accounting and reporting of income taxes and recognizes deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

Net (loss) income per common share

            Net loss per common share for 1996 and 1995 has been computed by dividing net loss by the weighted average of common shares outstanding during the year, giving effect to stock options, shares contingently payable in connection with certain acquisitions and convertible debentures when dilutive.

                                  APOGEE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
             (Dollars in thousands, except share and per share data)



             Net income per common share for 1994 has been computed by dividing net income applicable to common shares by the weighted average of the number of shares outstanding, giving effect to stock options, shares contingently payable in connection with certain acquisitions and convertible debentures when dilutive. Shares outstanding at June 7, 1994, the date of the Company's initial public offering, have been treated as outstanding for all periods prior to that date since all common shares issued through that date were issued at prices significantly below the public offering price.

NOTE 3 - RECEIVABLES AND THIRD PARTY REIMBURSEMENTS

    Accounts receivable consist of the following:

                                                                   December 31,
                                                          ------------------------------
                                                            1996                  1995
                                                          -------               --------
    Accounts receivable, net of contractual allowances    $20,402               $ 22,607
        Less:       Allowance for doubtful accounts         9,306                  8,052
                                                          -------               --------

                                                          $11,096               $ 14,555
                                                          =======               ========

             The Company's services are primarily reimbursed by third party payors, including Medicare, Medicaid, managed care organizations and commercial insurance companies. Approximately 16%, 21% and 37% of the Company's net revenues for 1996, 1995 and 1994, respectively, were directly billed to Medicare which is subject to Federal and state regulation. Third party reimbursement is initially billed at "usual, customary and reasonable" market rates. Aggregate billings are at established rates adjusted to estimated amounts realizable from third party payors. The allowance for doubtful accounts is estimated based on an ongoing review of collectibility.

NOTE 4 - BUSINESS ACQUISITIONS

             During 1996, 1995 and 1994, the Company acquired 6, 19 and 14 businesses, respectively. These acquisitions have been accounted for using the purchase method of accounting. The results of operations of the acquired practices are included in the consolidated financial statements from the respective dates of acquisition.

             The following unaudited pro forma consolidated results of operations of the Company, including the restructuring and other non-recurring charges, give effect to each of the acquisitions as if they had occurred on January 1, 1995:

                                                       Years Ended December 31,
                                                   --------------------------------
                                                      1996                   1995
                                                   ----------             ---------
                                                   (Unaudited)           (Unaudited)
   Net revenues................................     $83,383                $89,108
   Loss from operations........................     (12,391)                  (61)
   Net loss ...................................     (13,367)                  (29)
   Net loss per common share...................      ($1.35)               $-----


            The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made as of the beginning of the respective periods or of the results which may occur in the future.

                                  APOGEE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
             (Dollars in thousands, except share and per share data)




      Information with respect to businesses acquired are as follows:

                                                                               December 31,
                                                                     --------------------------------
                                                                      1996                     1995
                                                                     -------                  -------

     Intangible assets and excess cost over fair value of net
         assets acquired...........................................  $81,411                  $76,425
     Less:  accumulated amortization...............................    4,030                    2,320
                                                                     -------                  -------
                                                                     $77,381                  $74,105
                                                                     =======                  =======


                                                                           Years Ended December 31,
                                                                     ---------------------------------
                                                                       1996        1995          1994
                                                                       ----        ----          ----

Cash paid (net of cash acquired)                                     $ 4,108      $10,102      $25,827
Common stock issued ..............................................       191        5,424        4,734
Subordinated promissory notes issued .............................     1,205        3,640        6,989
Convertible subordinated promissory notes issued .................      --           --          2,550
Other deferred purchase price ....................................      --          1,570         --
                                                                     -------      -------      -------
                                                                       5,504       20,736       40,100
Liabilities assumed ..............................................       819        3,329        4,863
                                                                     -------      -------      -------
                                                                       6,323       24,065       44,963
Fair value of assets acquired, principally accounts
receivable, property and equipment and certain identified
intangible assets ................................................       630        4,467        5,619
                                                                     -------      -------      -------

            Cost in excess of fair value of net assets acquired      $ 5,693      $19,598      $39,344
                                                                     =======      =======      =======

            In connection with certain acquisitions, the Company has entered into contractual arrangements whereby additional shares of the Company's common stock and cash may be issued to former owners of acquired companies upon attainment of specified financial criteria over periods of two to four years as set forth in the respective agreements. The number of shares of common stock to be issued cannot be determined until the earn-out periods expire and the attainment of criteria is established. If such criteria are attained, but not exceeded, the Company will be obligated to make cash payments of approximately $5,800 and issue approximately 490,000 shares of common stock over the next three years. A lesser amount of cash would be paid and a lesser number of shares of common stock would be issuable under certain acquisition agreements if the financial criteria are not met and a greater amount of cash would be paid and a greater number of shares of common stock would be issuable under certain acquisition agreements if the financial criteria are exceeded. The Company paid $2,829 and $1,492 in cash in 1996 and 1995, respectively, and issued 86,408 and 61,733 shares of common stock in 1996 and 1995, respectively in connection with businesses acquired in prior years.
This consideration was accounted for as additional goodwill.

NOTE 5 - PROPERTY AND EQUIPMENT

                                                                            1996                    1995
                                                                           -------                 -------
            Furniture, fixtures and equipment........................       $5,201                  $5,796
                        Less:  Accumulated depreciation..............        1,842                   1,125
                                                                           -------                 -------
                                                                            $3,359                  $4,671
                                                                           -======                 -======

            Depreciation expense was $1,008, $791 and $357 for 1996, 1995 and 1994, respectively.

                                  APOGEE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
             (Dollars in thousands, except share and per share data)



NOTE 6 - BORROWINGS

   Note payable to bank

            Through April, 1996, the Company had a line of credit which allowed borrowings up to the lesser of 75% of the Company's investments or $7,000 and was collateralized by the Company's investments. Borrowings under this facility at December 31, 1995 were $272 and bore interest at the bank's prime lending rate. The note payable was repaid in April 1996.

            In April 1996, the Company entered into an agreement with a bank establishing a two year revolving credit facility ("Credit Facility") for up to a maximum of $15,000. Borrowings availability under this Credit Facility are based on the Company's earnings before interest, income taxes, depreciation and amortization, and the value of selected assets, principally accounts receivable and property and equipment; subject to various financial and non-financial covenants; and secured by substantially all of the assets of the Company. Borrowings under this facility bear interest at the bank's prime rate plus 1.0% or LIBOR plus 2.85%. The weighted average interest rate on outstanding borrowings at December 31, 1996 was 8.5%. The proceeds of this Credit Facility are available for future acquisitions, working capital and general corporate purposes. The Credit Facility was amended in March 1997 to extend the maturity to June 30, 1998. The Amendment generally resets various financial covenants to reflect the Company's restructuring and other non-recurring charges incurred in 1996. In addition, the bank retains discretion for borrowings in excess of $12,000.

            In 1994, the Company issued $2,550 of subordinated convertible debentures at 5% - 6% in connection with business acquisitions. The debentures are convertible, at the option of the holders, into shares of the Company's common stock at conversion prices ranging from $16 to $18 a share. The debentures are redeemable, in whole or in part, at the option of the Company. There is no sinking fund applicable to the debentures.

                                                                                                 December 31,
                                                                                           ---------------------
                                                                                           1996            1995
                                                                                           ------         ------
Long- term debt
         5.0% - 9.0% subordinated promissory notes issued in
            connection with business acquisitions, payable
            through 1999 ............................................................      $6,251        $ 8,586
         Revolving credit facility (prime rate plus 1.0% or
            LIBOR plus 2.85% expiring June 1998) ....................................       5,650             --
         Subordinated convertible debentures, payable through 1997 ..................         825          2,204
         Various installment loans payable through June 1998,
            interest rates from 7.0% to 9.3% ........................................          82            184
                                                                                          -------        -------
                                                                                           12,808         10,974
                     Less:  Amounts due within one year .............................       4,584          5,226
                                                                                          -------        -------
                                                                                          $ 8,224        $ 5,748
                                                                                          =======        =======
         Minimum repayments of long-term debt are:

                     1997............................................................      $4,584
                     1998 ...........................................................       7,487
                     1999 ...........................................................         737
                                                                                          -------
                                                                                          $12,808
                                                                                          =======

            The carrying amount of the Company's borrowings under its long-term revolving credit facility approximates fair value. Based on the borrowing rates currently available to the Company for loans with similar terms and maturity, the fair value of the Company's remaining debt at December 31, 1996, and 1995 was $6,958 and $10,617, respectively.

                                  APOGEE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
             (Dollars in thousands, except share and per share data)


NOTE 7 - INCOME TAXES

            The components of the provision for income tax expense for 1996, 1995 and 1994 are as follows:

                                                                                          Years Ended December 31
                                                                                 --------------------------------------------
                                                                                 1996              1995                  1994
                                                                                 ----              ----                  ----

            Current:
                        Federal.............................................    $  204              $41                  $43
                        State...............................................       135               36                   32
                                                                                ------              ---                  ---
                                                                                   339               77                   75
                                                                                ------              ---                  ---
            Deferred:
                        Federal.............................................      (169)              --                   --
                        State...............................................       (49)              --                   --
                                                                                ------              ---                 ----
                                                                                  (218)              --                   --
                                                                                ------              ---                 ----

                                                                                  $121              $77                  $75
                                                                                ======              ===                  ===

            Deferred tax assets (liabilities) comprise the following :

                                                                                   December 31,
                                                                              ---------------------
                                                                               1996          1995
                                                                              -------       -------


        Net operating loss carryforwards .................................    $   800       $   118
        Accruals and reserves not currently deductible
          for tax purposes ...............................................        181           266
        Restructuring reserve ............................................      4,040         1,220
                                                                              -------       -------
        Gross deferred tax assets ........................................      5,021         1,604
                                                                              -------       -------

        Valuation reserve ................................................     (5,021)       (1,604)
                                                                              -------       -------
        Total deferred tax assets ........................................        --            --
        Temporary differences of acquired companies,
          principally relating to cash to accrual conversion .............       (346)         (743)
                                                                              -------       -------
        Net deferred tax liabilities .....................................    ($  346)      ($  743)
                                                                              =======       =======



            The reconciliation of the federal statutory tax rate to the effective tax rate is as follows:


                                                                      Years Ended December 31,
                                                                    ----------------------------
                                                                     1996       1995       1994
                                                                    ------     ------      -----

Federal statutory tax rate ...................................       (34%)      (34%)        34%
State income taxes, less related federal tax benefit .........        (4)         2           4
Non-deductible amortization of excess cost over fair
  value of net assets acquired ...............................         2         10          21
Business expense disallowance ................................         2          2          --
Original issue discount ......................................        --         (4)         --
Non-deductible portion of restructuring charge ...............        10         26          --
Valuation reserve ............................................        25         28         115
Net operating losses utilized ................................        --        (27)       (158)
                                                                     ---        ---        ----

                                                                       1%         3%         16%
                                                                     ===        ===        ====

                                  APOGEE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
             (Dollars in thousands, except share and per share data)


            At December 31, 1996, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $2,000. Their use is limited to future taxable earnings of the Company and, as specified in the Internal Revenue Code, use of certain of the net operating loss carryforwards is limited as they were acquired by the Company in a purchase of the stock of other companies. The carryforwards expire in varying amounts through 2010. A valuation reserve has been established against the potential future benefit of the net operating loss carryforwards.

NOTE 8 - RESTRUCTURING  CHARGE

            The components of the restructuring charges are as follows:

                                                                                        Years Ended December 31,
                                                                                    ----------------------------
                                                                                     1996                   1995
                                                                                    ------                 -----

                        Write-down of assets .........................              $7,975                 $4,400
                        Contract termination costs..................                   985                    726
                        Employee severance costs..................                     690                    474
                                                                                    ------                 ------
                                                                                    $9,650                 $5,600
                                                                                    ======                 ======


            In December 1996, the Company recorded a provision for restructuring pertaining to the Company's decision to discontinue the long term care operations, exit and consolidate underperforming outpatient locations and reorganize certain administrative functions. The write-down of assets includes a goodwill impairment charge of $5,850 associated with operations in geographic areas the Company is exiting. The remainder consists of fixed assets related to restructured operations. Employee severance costs include the accumulation of benefits set forth in the Company's severance policy which will be paid to 300 of the Company's employees who were terminated as a result of the restructuring plan. The primary employee groups affected include those in long term care, clinical and administrative personnel at certain clinic locations and regional and corporate staff. The Company anticipates the restructuring plan will be substantially completed by June 30, 1997.

            During 1996, the Company also completed execution of the previous year's plan which reorganized certain long term care operations and reduced management and overhead costs. The Company completed the employee reduction program by terminating 120 of the Company's employees and also wrote off assets consisting primarily of goodwill in the amount of $1,850 and fixed assets of $1,275.

            At December 31, 1996, approximately $985 remained accrued for contract termination costs, which consist primarily of costs for terminating lease and other contractual arrangements, and $615 remained accrued for employee severance costs. In March, 1997, the Company entered into a management agreement and an agreement in principle with MHM Services, Inc., for the sale of the Company's Pennsylvania and Tennessee long term care operations.

NOTE 9 - OTHER NON-RECURRING CHARGES

            During 1996, two of the Company's principal Medicare Part B Intermediaries adopted new payment review procedures for behavioral health services performed in long term care facilities. The Company, both individually and in conjunction with coalitions of behavioral healthcare providers, has requested additional training and guidance on the revised payment review standards. The Company believes it has been unable to obtain adequate training and guidance on the new standards despite the fact the Intermediaries have been applying the new review standards to the claims submitted by the Company. As further described in Note 8, the Company has elected to discontinue its long term care operations. The Company will continue to pursue collection of the claims submitted to these Intermediaries, however, concurrent with the exit of long term care, the Company has established a $3,200 reserve for denied claims, potential refunds, and associated legal costs. In addition, the Company has established a reserve of $1,250 for both long term care and clinic accounts receivable which the Company believes will become impaired as a result of the restructuring plan.

                                  APOGEE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
             (Dollars in thousands, except share and per share data)


NOTE 10 - COMMITMENTS AND CONTINGENCIES

   Operating leases

            The Company leases office and patient care facilities as well as vehicles and equipment under noncancellable operating leases which require future minimum annual rentals as follows:

       1997.....................................................  $3,752
       1998.....................................................   2,813
       1999.....................................................   2,294
       2000.....................................................   1,428
       2001.....................................................     489
       2002 and thereafter......................................     338
                                                                  ------

                                                                 $11,114
                                                                 =======

            Certain of the leases contain renewal options and escalation clauses which require payments of additional rent to the extent of increases in related operating costs. Rent expense was $3,800, $2,918 and $1,185 for the years ended December 31, 1996, 1995 and 1994, respectively.

    Capitated contracts

            The Company has entered into agreements with managed care organizations and corporations to provide behavioral health services to members of a group at a fixed rate per member, regardless of the services actually performed ("capitated contracts"). Approximately 18%, 16% and 10% of the Company's net revenues were derived from capitated contracts in 1996, 1995 and 1994, respectively. Revenues under these contracts are recorded as earned and expenses are recorded as incurred and include a reserve for service costs incurred, but not reported. The Company estimates the costs of providing services under these contracts by using historical experience and anticipated utilization rates. The Company believes the future revenues under these contracts will exceed the costs of services it will be required to provide under the terms of the contracts. An underestimation of utilization of services under these contracts could result in material losses to the Company. Generally, either party to these capitated contracts may terminate the contract without cause at any time with thirty to ninety days written notice.

   Medicare Review

            During 1996, certain of the Company's Medicare Part B and related co-insurance billings previously submitted by one of Apogee's subsidiaries were selected for review by the Office of the Inspector General of the Department of Health and Human Services ("OIG") and the Department of Justice ("DOJ"). Apogee has been informed by the DOJ that the review is a civil matter relating to billings for services to Medicare patients in long term care facilities in the State of Florida during the period from approximately January 1994 through mid-1995. During the pendency of this review, the Medicare intermediary has suspended all Medicare payments to this subsidiary. It is the Company's policy to comply with all federal, state and local laws including those applicable to the Medicare program and the Company is fully cooperating with the review. Due to the preliminary nature of the OIG/DOJ review, the Company cannot predict when the review will be completed, its ultimate outcome, or its potential impact on earnings but believes the outcome of the OIG/DOJ review, including repayments, if any, should not have a material adverse impact on the Company's financial condition.

                                  APOGEE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
             (Dollars in thousands, except share and per share data)


NOTE 11 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                                                      December 31,
                                                                            ------------------------------
                                                                             1996                    1995
                                                                            ------                  ------
       Clinician fees............................................           $3,019                  $2,766
       Acquisition related costs.................................            4,896                   8,200
       Salaries and vacation.....................................            1,989                   2,258
       Restructuring and other non-recurring costs...............            4,003                   1,052
       Other.....................................................            2,860                   2,074
                                                                            ------                  ------
                                                                           $16,767                 $16,350
                                                                           =======                 =======





NOTE 12 - STOCKHOLDERS' EQUITY

            Prior to its initial public offering of common stock in 1994, the Company sold 260,822 shares of common stock to officers, directors and employees of the Company for $0.10 per share. In 1994, the Company issued 19,729 shares of common stock to officers and employees of the Company as compensation at $4.00 per share.

            On June 7, 1994 and July 7, 1994, the Company issued 4,500,000 shares and 349,500 shares of common stock, respectively, at $17 per share, in connection with the initial public offering of its common stock. The net proceeds of the offering were $73,767 after underwriters commissions and expenses of the offering.

            The Company has entered into stock purchase agreements with certain of its directors and executive officers pursuant to which such individuals purchased their respective shares of common stock. The stock purchase agreements provide for the ownership of such shares to vest ratably over a five year period. Unvested shares may be repurchased by the Company at their original issue price in certain circumstances.


NOTE 13 - MANDATORILY REDEEMABLE PREFERRED STOCK

            The Company's Board of Directors may, without further action of the Company's stockholders, direct the issuance of shares of redeemable preferred stock. Satisfaction of dividend preferences on preferred stock would reduce the amount of funds available for the payment of dividends on the Company's common stock. Holders of preferred stock would be entitled to preference payments in the event of any liquidation, dissolution or winding-up of the Company. At December 31, 1996, 10,000 of such shares were authorized and none were issued.

NOTE 14 - BENEFIT PLANS

   Stock Option Plan

            Effective April 19, 1994, the Company's Board of Directors ratified and approved the establishment of an employee stock option plan ("the Plan") under which options to purchase up to 400,000 shares of the Company's common stock may be granted to employees, officers and directors. Each option granted under the Plan must be exercised within a fixed period which may not exceed 10 years and may not be for a price which is less than the fair market value on the date of grant. Options granted vest over four years and, at December 31, 1996, the weighted average remaining contractual life of the outstanding options was
8.8 years.

                                  APOGEE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
             (Dollars in thousands, except share and per share data)


            The following summarizes the activity of the stock option plan:

                                                                              Years Ended December 31,
                                                                     -----------------------------------------
                                                                     1996             1995                1994
                                                                     ----             ----                ----
   Options:

        Outstanding at beginning of year ......................     83,875           62,225                ---
        Granted................................................    104,350           39,750             62,225
        Exercised..............................................        200              150                ---
        Canceled...............................................     30,855           17,950                ---
                                                                   -------           ------             ------
        Outstanding at end of year.............................    157,170           83,875             62,225
                                                                   =======           ======             ======

     Option Price Per Share Ranges:
        Outstanding at beginning of year.......................    $12.25-$14.75     $12.25                ---
        Granted ...............................................    $4.25 -$ 4.75     $12.25-$14.75      $12.25
        Exercised .............................................    $4.75             $12.25
        Outstanding at end of year ............................    $4.25-$14.75      $12.25-$14.75      $12.25
        Options exercisable at end of year.....................     54,304           33,010             12,445
        Exercisable option price ranges........................    $4.25 -$14.75     $12.25-$14.75      $12.25
        Options available for grant at end of year under the
            1994 Stock Option Plan ............................     242,480          315,975           337,775

              The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the plan. The table below sets forth the proforma information as if the Company had adopted the compensation recognition provisions of SFAS 123:

                                             Years Ended
                                             December 31,
                                           ----------------
                                           1996        1995
                                           ----        ----
Increase to:
            Net loss..................       $112       $50
            Net loss per share........       $.01       ---

Assumptions:
            Expected life (years).....        4.0       4.0
            Risk-free interest rate...        6.3%      5.1%
            Volatility................       40.0%     68.0%
            Dividend yield............        N/A       N/A

              The weighted average fair value of the stock options, calculated using the Black-Scholes option pricing model, granted during the years ended December 31, 1996 and 1995 is $1.78 and $8.13, respectively.

   Retirement Plan

              The Company has a defined contribution 401(k) plan covering substantially all of its employees. In general, eligible employees may contribute up to 6% of their compensation to this plan. Effective July 1, 1995, employee contributions are matched at the rate of 15% and Company matching contributions were $115 for 1996 and $49 for 1995.

                                  APOGEE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
             (Dollars in thousands, except share and per share data)




NOTE 15- RELATED PARTY TRANSACTIONS

              In 1994, the Company paid $850 to Foster Management Company for its assistance in affecting the initial public offering of the Company's common stock. With proceeds from the public offering, the Company repaid the 8% promissory notes, the mandatorily redeemable preferred stock and accrued interest payable to principal stockholders. Total payments in 1994 were $11,047.

              Commencing July 1993, the Company leased space from an affiliated entity. The rent expense under this lease is equal to the amount paid by the affiliated party under the leasehold agreement and was $168, $104, and $102 for 1996, 1995 and 1994, respectively. In addition, the Company provides services under an Employee Assistance Plan to an affiliated entity. The revenues from this contract were $460, $519 and $56 in 1996, 1995 and 1994, respectively.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of Apogee, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 38 present fairly, in all material respects, the financial position of Apogee, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

Philadelphia, PA
March 12, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - None


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  REGISTRANT.

                  Information regarding the Company's executive officers is contained in Part I under "Item 1. Business - Executive Officers of the Company." Information regarding directors will be contained in the Company's definitive Proxy Statement (the "Proxy Statement") for its 1997 annual meeting of stockholders under the caption "Election of Directors" and is incorporated herein by reference.

                  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's common stock, to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of common stock. Such persons are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) reports filed.

                  To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the year ended December 31, 1996, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with. However, John H. Foster failed to make a timely filing statement on Form 4 regarding one transaction during fiscal year 1994. Mr. Foster has subsequently filed a Form 5 reporting his transaction.

ITEM 11.          EXECUTIVE COMPENSATION

                  For the information concerning this Item, see the table and text under the captions "Executive Compensation", "Compensation of Directors", "Compensation Committee Interlocks and Insider Participation" and "Employment Arrangements" to be contained in the Proxy
Statement, which information is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT.

                  For the information concerning this Item, see the table and text under the caption "Information Concerning Certain Stockholders" to be contained in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  For the information concerning this Item, see the text under the caption "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" to be contained in the Proxy Statement, which information is incorporated herein by reference.

                                     PART IV


ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K.

         (a)        The following documents are filed as part of this Report:

                                                                                                     Page
                                                                                                     ----
                (1)      FINANCIAL STATEMENTS
                         Consolidated Balance Sheets as of  December 31, 1996
                            and December 31, 1995...................................................  21
                         Consolidated Statements of Operations for the Years Ended
                            December 31, 1996, 1995 and 1994 .......................................  22
                         Consolidated Statements of Changes in Stockholders' Equity
                            (Deficit) for the Years Ended December 31, 1996, 1995
                            and 1994................................................................  23
                         Consolidated Statements of Cash Flows for the Years Ended
                            December 31, 1996, 1995 and 1994........................................  24
                         Notes to Consolidated Financial Statements.................................  25
                         Report of Independent Accountants..........................................  36

                (2)      FINANCIAL STATEMENT SCHEDULES
                         Schedule VIII Valuation and Qualifying Accounts............................  41

                (3)      EXHIBITS
                         The exhibits required to be filed as part of this Annual Report on
                            Form 10-K are contained in the attached Index to Exhibits............... E-1

        (b)     Current Reports on Form 8-K: (None)

        (c)     Exhibits required by Item 601 of Regulation S-K:

                Exhibits required to be filed by the Company pursuant to Item 601 of Regulation S- K are contained in Exhibits listed in response to Item 14(a)(3), and are incorporated herein by reference.

                                POWER OF ATTORNEY


                The registrant and each person whose signature appears below hereby appoint John H. Foster, Lawrence M. Davies and Alan N. Vinick as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

                                   SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:          March 28, 1997

                                  APOGEE, INC.

                         By  /s/ John H. Foster
                             ----------------------------
                                 John H. Foster
                                 Chairman of the Board,
                                 Chief Executive Officer
                                 and Director

                Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:          March 28, 1997

                         By    /s/ John H. Foster
                             ----------------------------
                                   John H. Foster
                                   Chairman of the Board
                                   Chief Executive Officer
                                   and Director

Dated:          March 28, 1997

                         By    /s/ Lawrence M. Davies
                             ----------------------------
                                   Lawrence M. Davies
                                   President, Chief Operating
                                   Officer and Director

Dated:          March 28, 1997

                         By    /s/ Alan N. Vinick
                             ----------------------------
                                   Alan N. Vinick
                                   Senior Vice President,
                                   Finance and Chief Financial Officer

Dated:          March 28, 1997

                         By    /s/ Henry C. Dudley
                             ----------------------------
                                   Henry C. Dudley
                                   Director

Dated:          March 28, 1997

                         By    /s/ Harvey V. Fineberg, M.D.
                             ----------------------------
                                   Harvey V. Fineberg, M.D.
                                   Director
Dated:          March 28, 1997

                         By    /s/ Timothy E. Foster
                             ----------------------------
                                   Timothy E. Foster
                                   Director

Dated:          March 28, 1997

                         By    /s/ Irwin Lehrhoff, Ph.D.
                             ----------------------------
                                   Irwin Lehrhoff, Ph.D.
                                   Director

Dated:          March 28, 1997

                         By    /s/ R. Bruce Mosbacher
                             ----------------------------
                                   R. Bruce Mosbacher
                                   Director
Dated:          March 28, 1997

                         By    /s/ Shawkat Raslan
                             ----------------------------
                                   Shawkat Raslan
                                   Director

                                                                   SCHEDULE VIII


                                  APOGEE, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 1996, 1995 and 1994
                             (Dollars in thousands)


                                                                   Additions
                                       Balance at    Additions     Charged to                        Balance
                                       Beginning     Charged to      Other                           at End
                                       of Period    Expenses (C)  Accounts (B)   Deductions (A)     of Period
                                       ---------    ------------  ------------   --------------     ---------
Description
    Year ended December 31, 1996:
    Allowance for doubtful accounts      $8,052       6,586            200           5,532            $9,306

    Year ended December 31, 1995:
    Allowance for doubtful accounts      $4,890       4,433          2,610           3,881            $8,052

    Year ended December 31, 1994:
    Allowance for doubtful accounts      $  335       1,784          3,948           1,177            $4,890


-------------------


(A)   Write off of accounts deemed uncollectible.

(B) Represents the allowances for doubtful accounts acquired through the purchases of businesses.

(C) Includes $2,700 and $1,025 in reserves established against receivables in 1996 and 1995, respectively, which were recorded in connection with the Company's restructurings and other non recurring charges.

                               INDEX TO EXHIBITS


EXHIBIT                                                                                                    PAGE
NUMBER                                     EXHIBIT DESCRIPTION                                            NUMBER
------                                     -------------------                                            ------

2(a)            Agreement of Purchase and Sale dated as of July 1, 1994 by and among                     -------
                Integra, Inc., Peter L. Brill, M.D. and the Company (incorporated by reference to Exhibit 2(a) to the Company's Current Report on Form 8-K
                dated July 31, 1994).

2(b)            Agreement of Purchase and Sale dated as of September 1, 1994 by and                      -------
                among Brea Mental Health Associates, Southern California Mental
                Health Network Medical Group, Inc., Warren R. Taff, M.D., Gregg A.
                Sentenn, M.D. and the Company (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated September 30, 1994).

2(c)            Agreement to Purchase and Sale dated as of November 1, 1994 by and among                 -------
                Metropolitan Psychiatric Group, Inc. ("MPG"), DOC Systems, Inc., the
                partners of MPG and the Company (incorporated by reference to Exhibit
                2(b) to the Company's Current Report on Form 8-K dated November 18,
                1994).

2(d)            Agreement and Plan of Reorganization dated as of October 1, 1995 by and                 -------
                among Arista Behavioral Health, Inc., a New Jersey corporation, Arista
                Counseling & Psychological Services, P.C., a New York professional corporation, Arista Counseling & Psychological Services, P.C., a New
                Jersey professional corporation, Apogee of Pennsylvania, Inc., a Delaware corporation, the Company and Hadassah Gurfein, Ph.D. (incorporated by reference to Exhibit 2 to the Company's Current Report on form 8-K dated
                October 25, 1995).

3(a)            Certificate of Incorporation to the Company as amended to date (incorporated            -------
                by reference to Exhibit 3(a) to the Company's Registration Statement on Form
                S-1 (Registration No. 33-78034) filed with the Commission on April 22, 1994).

3(b)            By-Laws of the Company (incorporated by reference to Exhibit 3(c) to the                -------
                Company's Registration Statement on Form S-1 (Registration No. 33-78034)
                filed with the Commission on April 22, 1994).

4               Stock Option Plan (incorporated by reference to Exhibit 4 to the Company's              -------
                Registration Statement on Form S-1 (Registration No. 33-78034) filed with the Commission on April 22, 1994).

EXHIBIT                                                                                                  PAGE
NUMBER                                     EXHIBIT DESCRIPTION                                           NUMBER
------                                     -------------------                                           ------
10(a)           Stockholders Agreement dated March 15, 1991 between the Company and Irwin                -------
                Lehrhoff, individually and as trustee under the Irwin Lehrhoff Trust No. 1
                (incorporated by reference to Exhibit 10(a) to the Company's Registration
                Statement on Form S-1 (Registration No. 33-78034) filed with the Commission on April 22, 1994).

10(b)           Stock Purchase Agreement dated March 6, 1992 between the Company and                     -------
                Lawrence M. Davies (incorporated by reference to Exhibit 10(g) to the
                Company's Registration Statement on Form S-1 (Registration No. 33-78034)
                filed with the Commission on April 22, 1994).

10(c)           Stock Purchase Agreement dated March 6, 1992 between the Company and                     -------
                Henry C. Dudley (incorporated by reference to Exhibit 10(h) to the Company's
                Registration Statement on Form S-1 (Registration No. 33-78034) filed with the
                Commission on April 22, 1994).

10(d)           Stock Purchase Agreement dated August 1, 1992 between the Company and                    -------
                R. Bruce Mosbacher (incorporated by reference to Exhibit 10(i) to the Company's
                Registration Statement on Form S-1 (Registration No. 33-78034) filed with the
                Commission on April 22, 1994).

10(e)           Employment letter dated March 2, 1993 between the Company and Lawrence                   -------
                M. Davies (incorporated by reference to Exhibit 10(j) to the Company's
                Registration Statement on Form S-1 (Registration No. 33-78034) filed with the
                Commission on April 22, 1994).

10(f)           Employment Letter dated May 13, 1993 between the Company and Jane P.                     -------
                Stanton (incorporated by reference to Exhibit 10(m) to the Company's
                Registration Statement on Form S-1 (Registration No. 33-78034) filed with the Commission on April 22, 1994).

10(g)           Stock Purchase Agreement dated June 21, 1993 between the Company and                     -------
                Timothy E. Foster (incorporated by reference to Exhibit 10(n) to the
                Company's Registration Statement on Form S-1 (Registration No. 33-78034)
                filed with the Commission on April 22, 1994).

10(h)           Stock Purchase Agreement dated June 22, 1993 between the Company and                     -------
                Lawrence M. Davies (incorporated by reference to Exhibit 10(o) to the
                Company's Registration Statement on Form S-1 (Registration No. 33-78034)
                filed with the Commission on April 22, 1994).

EXHIBIT                                                                                                   PAGE
NUMBER                                     EXHIBIT DESCRIPTION                                            NUMBER
------                                     -------------------                                            ------
10(i)           Stock Purchase Agreement dated July 1, 1993 between the Company and                      -------
                Jane P. Stanton (incorporated by reference to Exhibit 10(p) to the Company's
                Registration Statement on Form S-1 (Registration No. 33-78034) filed with the Commission on April 22, 1994).

10(j)           Employment Letter dated August 18, 1993 between the Company and Stanley                  -------
                F. Szczygiel (incorporated by reference to Exhibit 10(q) to the Company's
                Registration Statement on Form S-1 (Registration No. 33-78034) filed with the
                Commission on April 22, 1994).

10(k)           Stock Purchase Agreement dated December 6, 1993 between the Company and                   -------
                Harvey V. Fineberg, M.D. (incorporated by reference to Exhibit 10(u) to the
                Company's Registration Statement on Form S-1 (Registration No. 33-78034)
                filed with the Commission on April 22, 1994).

10(l)           Employment Letter, dated December 17, 1993 between the Company and                       -------
                Massoud G. Hampton, Ph.D. (incorporated by reference to Exhibit 10(v) to the
                Company's Registration Statement on Form S-1 (Registration No. 33-78034)
                filed with the Commission on April 22, 1994).

10(m)           Stock Purchase Agreement dated January 10, 1994 between the Company and                  -------
                Stanley F. Szczygiel (incorporated by reference to Exhibit 10(w) to the Company's
                Registration Statement on Form S-1 (Registration No. 33-78034) filed with the
                Commission on April 22, 1994).

10(n)           Consulting Agreement dated January 20, 1994 between the Company and Sean C.              -------
                McCrossen (incorporated by reference to Exhibit 10(x) to the Company's
                Registration Statement on Form S-1 (Registration No. 33-78034) filed with the
                Commission on April 22, 1994).

10(o)           Stock Purchase Agreement dated January 28, 1994 between the Company and                  -------
                Shawkat Raslan (incorporated by reference to Exhibit 10(y) to the Company's
                Registration Statement on Form S-1 (Registration No. 33-78034) filed with the
                Commission on April 22, 1994).

10(p)           Stock Purchase Agreement dated February 8, 1994 between the Company and                  -------
                Massoud G. Hampton, Ph.D. (incorporated by reference to Exhibit 10(z) to the
                Company's Registration Statement on Form S-1 (Registration No. 33-78034)
                filed with the Commission on April 22, 1994).

EXHIBIT                                                                                                   PAGE
NUMBER                                     EXHIBIT DESCRIPTION                                            NUMBER
------                                     -------------------                                            ------

10(q)           Stock Purchase Agreement dated February 22, 1994 between the Company and R. Bruce        -------
                Mosbacher, Trustee or Successor Trustee under the Mosbacher/Ditz Living Trust
                U/A/D 8/30/93 (incorporated by reference to Exhibit 10 (ee) to the Company's
                Registration Form S-1 (Registration No. 33-78034) filed with the Commission on
                April 22, 1994).

10(r)           Confidentiality and Non-Competition Agreement dated April 14, 1994 between               -------
                the Company and Massoud G. Hampton, Ph.D. (incorporated by reference to
                Exhibit 10(v) to the Company's Registration Statement on Form S-1 (Registration
                No. 33-78034) filed with the Commission on April 22, 1994).

10(s)           Employment Letter dated January 30, 1996 by and between the Company and                  -------
                Alan N. Vinick (incorporated by a reference to Exhibit 10(t) to the Company's
                Annual Report on Form 10-K for the year ended December 31, 1995).

10(t)           Credit agreement with PNC Bank, National Association dated on April 11,                  -------
                1996 (incorporated by reference to the Company's current report on Form 8-K dated April 11, 1996).

10(u)           Amendment dated March 12, 1997 to credit agreement with PNC Bank,                        -------
                National Association.

21              Subsidiaries of the Company.                                                             -------

23              Consent of Independent Accountants.                                                      -------

24              Powers of Attorney (See "Power of Attorney" in Form 10-K).                               -------

27              Financial Data Schedule, which is submitted electronically to the Securities             -------
                and Exchange Commission for information only and not filed.

------------

(Note) Copies of Exhibits filed with this Annual Report on Form 10-K or incorporated by reference herein do not accompany copies hereof for distribution to stockholders of the Company. The Company will furnish a copy of any of such exhibits to any stockholder requesting the same for a nominal charge to cover duplicating costs.