Form 10-Q
period 1997-03-31
APOGEE INC
filed 1997-05-14
CIK 915859

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

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
                                       ---    ---

As of May 6, 1997, Apogee, Inc. had 9,871,130 shares of common stock, $0.01 par value, outstanding.

                                  APOGEE, INC.
                    FORM 10-Q - QUARTER ENDED MARCH 31, 1997

                                      INDEX


FORM 10-Q                  FORM 10-Q                                                                  FORM 10-Q
  PART NO:                  ITEM NO.            DESCRIPTION                                           PAGE NO.
  --------                  --------            -----------                                           --------
I.                                              FINANCIAL INFORMATION

                               1                Financial Statements

                                                -        Consolidated Statements of
                                                         Operations for the Three
                                                         Months Ended March 31, 1997
                                                         and 1996                                             3

                                                -        Consolidated Balance Sheets
                                                         as of March 31, 1997 and
                                                         December 31, 1996                                    4

                                                -        Consolidated Statements of
                                                         Cash Flows for the Three Months
                                                         Ended March 31, 1997 and 1996                        5

                                                -        Consolidated Statement of
                                                         Changes in Stockholders' Equity
                                                         for the Three Months Ended
                                                         March 31, 1997                                       6


                                                -        Notes to Consolidated Financial
                                                         Statements                                           7 - 8

                               2.      Management's Discussion and Analysis of
                                       Financial Condition and Results of Operations                          9 - 12

II.                                    OTHER INFORMATION

                               6.      Exhibits and Reports on Form 8-K                                       13

                           Signatures                                                                         14

                           Index to Exhibits                                                                  15

                                  APOGEE, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollars in thousands, except share and per share data)
                                   (Unaudited)


                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                 1997              1996
                                                                 ----              ----
Net revenues                                                   $19,200           $19,668

Cost of revenues                                                15,497            14,991
                                                             ---------         ---------
Gross profit                                                     3,703             4,677

Selling and administrative expenses                              2,313             2,590

Provision for doubtful accounts                                    964               983

Amortization of intangible assets and excess
   cost over fair value of net assets acquired                     539               576
                                                             ---------         ---------
Loss (income) from operations                                     (113)              528

Non-operating expenses (income):

         Interest expense                                          303               151

         Interest (income)                                          (4)              (87)
                                                             ---------         ---------

(Loss) income before income taxes                                 (412)              464

Provision for income taxes                                           8               116
                                                             ---------         ---------
Net (loss) income                                                ($420)             $348
                                                             =========         =========
Net (loss) income per common share                              ($0.04)            $0.04
                                                             =========         =========
Weighted average number of common shares
   outstanding                                               9,915,806         9,881,722
                                                             =========         =========

                                  APOGEE, INC.
                          CONSOLIDATED BALANCE SHEETS
            (Dollars in thousands, except share and per share data)

                                                                                 MARCH 31,
               ASSETS                                                             1997             DECEMBER 31,
                                                                               (Unaudited)            1996
                                                                               -----------            ----
Current assets:
     Cash and cash equivalents                                                    $2,023              $2,299

     Accounts receivable, net of allowance
        for doubtful accounts of $9,428 in 1997 and $9,306
        in 1996                                                                   11,241              11,096

     Other accounts receivable                                                     1,230               1,643

     Other current assets                                                          1,643               1,407
                                                                               ---------           ---------
              Total current assets                                                16,137              16,445

Property and equipment, net                                                        2,831               3,359

Intangible assets and excess cost over fair value
   of net assets acquired, net of accumulated
   amortization of $4,569 in 1997 and $4,030 in 1996                              78,561              77,381

Other assets, net                                                                    483                 598
                                                                               ---------           ---------
                                                                                 $98,012             $97,783
                                                                               =========           =========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                            $4,112              $4,584
     Accounts payable                                                              1,701               2,196
     Accrued expenses and other current liabilities                               16,680              16,767
                                                                               ---------           ---------
              Total current liabilities                                           22,493              23,547

Long-term debt                                                                     9,754               8,224
Other long-term liabilities                                                          457                 485
Deferred income tax liability                                                        346                 346
                                                                               ---------           ---------
              Total liabilities                                                   33,050              32,602
                                                                               ---------           ---------
Commitments and contingencies

Stockholders' equity:
     Common stock, $.01 par value, 20,000,000 shares
         authorized; issued 9,871,130 in 1997 and
         9,822,570 in 1996                                                            99                  98
     Capital in excess of par value                                               85,817              85,624
     Accumulated deficit                                                         (20,909)            (20,489)
     Deferred compensation                                                           (45)                (52)
                                                                               ---------           ---------
              Total stockholders' equity                                          64,962              65,181
                                                                               ---------           ---------
                                                                                 $98,012             $97,783
                                                                               =========           =========

                                  APOGEE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                     THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                   1997                  1996
                                                                                   ----                  ----
Cash flows from operating activities:
   Net (loss) income                                                              ($420)                 $348
   Adjustments to reconcile net income to net cash
     (used in) provided by operations:
     Depreciation and amortization                                                  704                   821
     Provision for doubtful accounts                                                964                   983

   Changes in assets and liabilities, net of effects of businesses acquired:
      Increase in accounts receivable                                            (1,109)                 (132)
      Decrease (increase) in other current assets                                   177                  (233)
      (Decrease) increase in accounts payable                                      (495)                  286
      Decrease in accrued expenses and
        other current liabilities                                                  (516)                 (367)
      Decrease (increase) in other assets and other liabilities                      87                  (105)
                                                                                 ------                ------
         Net cash (used in) provided by operating
             activities                                                            (608)                1,601
                                                                                 ------                ------
Cash flows from investing activities:
   Acquisition of businesses:
      Payments for acquisition of businesses, net of
         cash acquired of $0 in 1997 and $35 in 1996                                                   (1,818)
      Additional payments for businesses acquired
         in prior years                                                            (562)               (3,438)
                                                                                 ------                ------
           Net cash outlay for acquisition of businesses                           (562)               (5,256)

   Disposition of businesses                                                        100
   Purchases of property and equipment                                             (179)                 (415)
                                                                                 ------                ------
             Net cash used in investing activities                                 (641)               (5,671)
                                                                                 ------                ------
Cash flows from financing activities:
     Proceeds from borrowings                                                     2,450
     Principal payments on long-term obligations                                 (1,477)               (1,670)
                                                                                 ------                ------
             Net cash provided by (used in) financing activities                    973                (1,670)
                                                                                 ------                ------
Net decrease in cash and  cash equivalents                                         (276)               (5,740)
Cash and cash equivalents at beginning of period                                  2,299                11,949
                                                                                 ------                ------
Cash and cash equivalents at end of period                                       $2,023                $6,209
                                                                                 ======                ======
Supplemental disclosures of cash flow information:
   Interest paid                                                                   $357                   $95
                                                                                 ======                ======
   Income taxes paid                                                                $20
                                                                                 ======                ======

                                  APOGEE, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)



                                                                      Capital in
                                                 Common Shares        excess of     Accumulated      Deferred
                                              Number    Par value     par value       deficit      compensation      Total
                                              ------    ---------     ---------       -------      ------------      -----
Balance at December 31, 1996                    9,823          $98       $85,624        ($20,489)           ($52)    $65,181

Common stock issued in connection with
   acquisitions                                    48            1           193                                         194

Amortization of deferred compensation                                                                          7           7

Net loss                                                                                    (420)                       (420)
                                              -------   ----------   -----------    ------------   -------------     -------
Balance at  March 31, 1997 (unaudited)          9,871          $99       $85,817        ($20,909)           ($45)    $64,962
                                              =======   ==========   ===========    ============   =============     =======

                                  APOGEE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1996 included in its Form 10-K filed with the Securities and Exchange Commission on March 28, 1997. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Company management, the consolidated financial statements for the unaudited interim periods presented include all adjustments, consisting only of normal recurring adjustments, necessary to present a fair statement of the results for such interim periods.

         Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

NOTE 2 - INCOME TAXES

         The provision for income taxes is based on the Company's estimated effective income tax rate for 1997. At December 31, 1996, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $2,000. Their use is limited to future taxable earnings of the Company and, as specified in the Internal Revenue Code, use of certain of the net operating loss carryforwards is limited as they were acquired by the Company in a purchase of the stock of other companies. The carryforwards expire in varying amounts through 2010. A valuation reserve has been established against the potential future benefit of the net operating loss carryforwards and other deferred tax assets.

                                  APOGEE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                 MARCH 31, 1997


NOTE 3 - PROPERTY AND EQUIPMENT

                                                                            March 31,            December 31,
                                                                              1997                   1996
                                                                             ------                 ------
                  Furniture, fixtures and equipment..........                $4,186                 $5,201

                      Less:  Accumulated depreciation........                 1,355                  1,842
                                                                             ------                 ------
                                                                             $2,831                 $3,359
                                                                             ------                 ------

                                  APOGEE, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)



         Apogee, Inc. ("Apogee" or the "Company") is one of the largest multi-disciplinary providers of outpatient behavioral health services in the United States. The Company provides behavioral health and related services, principally at free-standing clinics and currently operates 119 behavioral health clinics located in 13 states and the District of Columbia. The Company offers full and shared risk arrangements to employers and managed care organizations to perform behavioral health services on a capitated, sub-capitated and case rate basis. In addition, Apogee provides an array of other behavioral health services, including: employee assistance programs; third party clinical case management and claims adjudication; and management and staffing for acute and sub-acute inpatient facilities, correctional and other institutions through contractual agreements.

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


                RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                             MARCH 31, 1997 AND 1996

NET REVENUES

         For the three months ended March 31, 1997, the Company's net revenues decreased to $19,200 from $19,668 in the same period of the prior year, a decrease in revenues of $468. This decrease is a result of the impact of operations which were discontinued or downsized in conjunction with the Company's restructuring in the fourth quarter of 1996. After adjusting for the impact of these operations, base business revenues increased approximately $525, primarily as a result of continued expansion of the Company's managed care and contract services businesses.

                                  APOGEE, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



GROSS PROFIT

         Gross profit comprises net revenues less personnel, field management, facility and other costs and expenses directly associated with the delivery of services. Gross profit decreased to $3,703 for the three months ended March 31 1997 from $4,677 for the comparable period last year. This decrease is primarily a result of the impact of operations which were discontinued or downsized in conjunction with the Company's restructuring in the fourth quarter of 1996. After adjusting for the impact of these operations, gross profit from base business decreased approximately $500 due largely to continued reimbursement pressure from managed care and other third party payors.

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses are primarily comprised of corporate office, regional management and centralized billing expenses. Selling and administrative expenses decreased to $2,313 for the three months ended March 31, 1997 from $2,590 for the same period in 1996, due primarily to a combination of reduced administrative costs as a result of discontinued or downsized operations and the Company's ongoing administrative cost containment initiatives.

PROVISION FOR DOUBTFUL ACCOUNTS

         The provision for doubtful accounts decreased to $964 of net revenues for the three months ended March 31, 1997 from $983 for the same period in 1996. This decrease results primarily from a decrease in net revenue as the provision for doubtful accounts has remained consistent at 5% of net revenues.

INTEREST INCOME AND EXPENSE

         Interest expense increased to $303 for the three months ended March 31, 1997 from $151 for the same period in 1996 due to a higher average outstanding debt balance.

         Interest income is primarily related to the Company's cash and cash equivalents and portfolio of short-term investments. Interest income decreased to $4 for the three month period ended March 31, 1997 from $87 for the same period in 1996.

                                  APOGEE, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


MEDICARE REVIEW

         During 1996, certain of the Company's Medicare Part B and related co-insurance billings previously submitted by one of Apogee's subsidiaries were selected for review by the Office of the Inspector General of the Department of Health and Human Services ("OIG") and the Department of Justice ("DOJ"). Apogee has been informed by the DOJ that the review is a civil matter relating to billings for services to Medicare patients in long term care facilities in the State of Florida during the period from approximately January 1994 through March 1996. During the pendency of this review, the Medicare intermediary has suspended all Medicare payments to this subsidiary. It is the Company's policy to comply with all federal, state and local laws including those applicable to the Medicare program and the Company is fully cooperating with the review. Due to the preliminary nature of the review, the Company cannot predict when the review will be completed, its ultimate outcome, or its potential impact on earnings but believes the outcome of the review, including repayments, if any, should not have a material adverse impact on the Company's financial condition.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash generatedby operations was approximately $400 for the three months ended March 31, 1997 after excluding the impact of the downsized and discontinued operations. In total, net cash used in operations was $608 for the three months ended March 31, 1997, compared to net cash provided by operations of $1,601 for the same period in 1996. Cash and cash equivalents remained fairly consistent at $2,023 at March 31, 1997, compared to $2,299 at December 31, 1996.

         At March 31, 1997, the Company's working capital was ($6,356) compared to ($7,102) at December 31, 1996. The improvement in working capital was principally a result of a reduction in the accrued reserve for restructuring, which decreased to $2,836 at March 31, 1997 from $4,003 at December 31, 1996.

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

                                  APOGEE, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




Borrowings outstanding under the Credit Facility were $8,100 at March 31, 1997. The Credit Facility was amended in March 1997 to extend the maturity to June 30, 1998. The Amendment generally resets various financial covenants to reflect the Company's restructuring and related non-recurring charges incurred in 1996. In addition, the bank retains discretion for borrowings in excess of $12,000.

         The Company's current ratio, working capital and debt to equity ratio are set forth below for the dates indicated:

                                                     March 31, 1997                      December 31, 1996
                                                     --------------                      -----------------
         Current Ratio                                    .72:1                                 .70:1

         Working Capital                                  ($6,356)                              ($7,102)

         Debt to equity                                   .21:1                                 .20:1

         The Company believes that the cash flows generated by the Company's operations, together with its existing cash and availability of borrowings under the amended Credit Facility, will be sufficient to meet the Company's cash requirements in 1997.

CAUTIONARY STATEMENT

Matters discussed above contain forward-looking statements that are based on management's estimates, assumptions and projections. Major factors which could cause results to differ materially from those expected by management include the timing and nature of reimbursement charges, the nature of changes in laws and regulations that govern various aspects of the Company's business, new criteria adopted to determine medical necessity for behavioral health service, the outcome of the Department of Justice review, changes in procedures by third party payors, pricing of managed care and other third party contracts, the number and productivity of clinicians, the direction and success of competitors, management retention and unanticipated market changes. The Company does not undertake any obligation to update the information contained herein, which speaks only as of this date.

                    FORM 10-Q - QUARTER ENDED MARCH 31, 1997


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         a) The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are contained in the attached Index to Exhibits.

         b)       Current Reports on Form 8-K:

                  None.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                                     APOGEE, INC.
                                       ----------------------------------------
                                       (registrant)





May 12, 1997                           /s/ Alan N. Vinick
------------------                     ----------------------------------------
(Date)                                 By:   Alan N. Vinick
                                             Senior Vice President - Finance,
                                             and Chief Financial Officer

INDEX TO EXHIBITS



27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange commission for information only and not filed.