Form 10-Q
period 1997-06-30
APOGEE INC
filed 1997-08-13
CIK 915859

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1997
                                                 -------------
                                       OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission file number   000-24224
                         ---------

                                  APOGEE, INC.
                                  ------------
           (Exact name of registrant as specified in its charter)

          Delaware                                   13-3605119
-------------------------------            -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


1018 W. Ninth Avenue - Suite 202
King of Prussia, PA                                     19406
-----------------------------------------               -----
(Address of principal executive offices)                (Zip Code)

(610) 992-7670
----------------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 8, 1997, Apogee, Inc. had 9,958,359 shares of common stock, $0.01 par value, outstanding.

                                  APOGEE, INC.
                     FORM 10-Q - QUARTER ENDED JUNE 30, 1997

                                      INDEX

FORM 10-Q                  FORM 10-Q                                                                                 FORM 10-Q
 PART NO:                   ITEM NO.                          DESCRIPTION                                             PAGE NO.
---------                  ---------                          -----------                                            ---------
I.                                                   FINANCIAL INFORMATION

                                    1.               Financial Statements

                                                     -        Consolidated Statements of
                                                              Operations for the Three Months
                                                              Ended June 30, 1997 and 1996                                 3

                                                     -        Consolidated Statements of
                                                              Operations for the Six Months
                                                              Ended June 30, 1997 and 1996                                 4

                                                     -        Consolidated Balance Sheets
                                                              as of June 30, 1997 and
                                                              December 31, 1996                                            5

                                                     -        Consolidated Statements of
                                                              Cash Flows for the Six Months
                                                              Ended June 30, 1997 and 1996                                 6

                                                     -        Consolidated Statement of
                                                              Changes in Stockholders' Equity
                                                              for the Six Months Ended
                                                              June 30, 1997                                                7

                                                     -        Notes to Consolidated Financial
                                                              Statements                                                   8

                                    2.      Management's Discussion and Analysis of
                                            Financial Condition and Results of Operations                                9-13

II.                                         OTHER INFORMATION

                                    4.      Submission of Matters to a Vote of Security Holders                         14-15

                                    6.      Exhibits and Reports on Form 8-K                                               15

                           Signatures                                                                                      16

                           Index to Exhibits                                                                               17


                                  APOGEE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                         JUNE 30,
                                                 --------------------------
                                                    1997           1996
                                                 -----------    -----------
Net revenues                                     $    17,910    $    20,393

Cost of revenues                                      13,927         15,547
                                                 -----------    -----------

Gross profit                                           3,983          4,846

Selling and administrative expenses                    1,913          2,417

Provision for doubtful accounts                          895            995

Amortization of intangible assets and excess
   cost over fair value of net assets acquired           525            585
                                                 -----------    -----------

Income from operations                                   650            849

Non-operating expenses (income):

                Interest expense                         367            154

                Interest (income)                        (11)           (15)
                                                 -----------    -----------


Income before income taxes                               294            710

Provision for income taxes                                30            115
                                                 -----------    -----------

Net income                                       $       264    $       595
                                                 ===========    ===========

Net income per common share                      $      0.03    $      0.06
                                                 ===========    ===========

Weighted average number of common shares
   outstanding                                     9,993,309      9,865,173
                                                 ===========    ===========

                                  APOGEE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                      SIX MONTHS ENDED
                                                           JUNE 30,
                                                 --------------------------
                                                     1997          1996
                                                 -----------    -----------
Net revenues                                     $    37,110    $    40,061

Cost of revenues                                      29,424         30,538
                                                 -----------    -----------

Gross profit                                           7,686          9,523

Selling and administrative expenses                    4,226          5,007

Provision for doubtful accounts                        1,859          1,978

Amortization of intangible assets and excess
   cost over fair value of net assets acquired         1,064          1,161
                                                 -----------    -----------

Income from operations                                   537          1,377

Non-operating expenses (income):

                Interest expense                         670            305

                Interest (income)                        (15)          (102)
                                                 -----------    -----------


(Loss) income before income taxes                       (118)         1,174

Provision for income taxes                                38            231
                                                 -----------    -----------

Net (loss) income                                ($      156)   $       943
                                                 ===========    ===========

Net (loss) income per common share               ($     0.02)   $      0.10
                                                 ===========    ===========

Weighted average number of common shares
   outstanding                                     9,954,558      9,873,448
                                                 ===========    ===========



                                  APOGEE, INC.
                           CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   JUNE 30,
                              ASSETS                                 1997      DECEMBER 31,
                                                                  (Unaudited)    1996
                                                                  ----------- -----------
Current assets:
          Cash and cash equivalents                               $  2,268    $  2,299
          Accounts receivable, net of allowance
             for doubtful accounts of $8,105 in 1997 and $9,306
             in 1996                                                 9,415      11,096
          Other accounts receivable                                  1,040       1,643
          Other current assets                                       1,505       1,407
                                                                  --------    --------

                          Total current assets                      14,228      16,445

Property and equipment, net                                          2,790       3,359
Intangible assets and excess cost over fair value
   of net assets acquired, net of accumulated
   amortization of $5,094 in 1997 and $4,030 in 1996                78,099      77,381
Other assets, net                                                      382         598
                                                                  --------    --------

                                                                  $ 95,499    $ 97,783
                                                                  ========    ========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
          Current portion of long-term debt                       $  3,371    $  4,584
          Accounts payable                                           1,330       2,196
          Accrued expenses and other current liabilities            13,582      16,767
                                                                  --------    --------

                          Total current liabilities                 18,283      23,547

Long-term debt                                                      11,208       8,224
Other long-term liabilities                                            430         485
Deferred income tax liability                                          346         346
                                                                  --------    --------

                          Total liabilities                         30,267      32,602
                                                                  --------    --------

Commitments and contingencies

Stockholders' equity:
          Common stock, $.01 par value, 20,000,000 shares
              authorized; issued 9,871,130 in 1997 and
              9,822,570 in 1996                                         99          98
          Capital in excess of par value                            85,817      85,624
          Accumulated deficit                                      (20,645)    (20,489)
          Deferred compensation                                        (39)        (52)
                                                                  --------    --------

                          Total stockholders' equity                65,232      65,181
                                                                  --------    --------
                                                                  $ 95,499    $ 97,783
                                                                  ========    ========

                                  APOGEE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                       ---------------------
                                                                          1997        1996
                                                                       ----------  ---------
Cash flows from operating activities:
       Net (loss) income                                                $  (156)    $   943
       Adjustments to reconcile net income to net cash
         provided by operations:
           Depreciation and amortization                                  1,425       1,700
           Provision for doubtful accounts                                1,859       1,978

       Changes in assets and liabilities, net of
         effects of businesses acquired:
          Increase in accounts receivable                                  (398)     (1,310)
          Decrease (increase) in other current assets                       150        (801)
          (Decrease) increase in accounts payable                          (866)        439
          Decrease in accrued expenses and
            other current liabilities                                    (1,620)     (1,620)
          Decrease (increase) in other assets and other liabilities         161        (141)
                                                                       --------    --------

             Net cash provided by operating activities                      555       1,188
                                                                       --------    --------

Cash flows from investing activities:
       Acquisition of businesses:
          Payments for acquisition of businesses, net of
             cash acquired of $0 in 1997 and $35 in 1996                             (2,394)
          Additional payments for businesses acquired
             in prior years                                              (2,038)     (5,580)
                                                                       --------    --------
               Net cash outlay for acquisition of businesses             (2,038)     (7,974)

       Disposition of businesses                                            100
       Purchases of property and equipment                                 (334)       (753)
                                                                       --------    --------

                 Net cash used in investing activities                   (2,272)     (8,727)
                                                                       --------    --------

Cash flows from financing activities:
         Proceeds from borrowings                                         4,600       1,000
         Principal payments on long-term obligations                     (2,914)     (3,345)
                                                                       --------    --------

                 Net cash provided by (used in) financing activities      1,686      (2,345)
                                                                       --------    --------

Net decrease in cash and  cash equivalents                                  (31)     (9,884)
Cash and cash equivalents at beginning of period                          2,299      11,949
                                                                       --------    --------
Cash and cash equivalents at end of period                              $ 2,268     $ 2,065
                                                                       ========    ========

Supplemental disclosures of cash flow information:
       Interest paid                                                    $   784     $   330
                                                                       ========    ========
       Income taxes paid                                                $   154
                                                                       ========    ========


                                  APOGEE, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                              Common Shares
                                         ----------------------
                                                                 Capital in
                                                                  excess of  Accumulated  Deferred
                                            Number    Par value   par value    deficit   compensation    Total
                                         ---------  -----------  ----------  ----------- ------------   --------
Balance at December 31, 1996                9,823    $     98    $ 85,624     ($20,489)     ($52)      $ 65,181

Common stock issued in connection with
   acquisitions                                48           1         193                                   194

Amortization of deferred compensation                                                         13             13

Net loss                                                                          (156)                   (156)
                                         --------    --------    --------     --------      ----       --------

Balance at  June 30, 1997 (unaudited)       9,871    $     99    $ 85,817     ($20,645)     ($39)      $ 65,232
                                         ========    ========    ========     ========      ====       ========


                                  APOGEE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

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

         Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

NOTE 2 - INCOME TAXES

         The provision for income taxes is based on the Company's estimated effective income tax rate for 1997. At December 31, 1996, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $2,000. The Company will only be able to use the net operating loss carryforwards against future taxable earnings of the Company. In addition, as specified in the Internal Revenue Code, the Company's ability to use certain of the net operating loss carryforwards is limited as they were acquired by the Company in a purchase of the stock of other companies. The carryforwards expire in varying amounts through 2010. A valuation reserve has been established against the potential future benefit of the net operating loss carryforwards and other deferred tax assets.

NOTE 3 - PROPERTY AND EQUIPMENT

                                                                       June 30,              December 31,
                                                                        1997                    1996
                                                                       -------               -----------
       Furniture, fixtures and equipment..........                     $4,341                  $5,201

           Less:  Accumulated depreciation........                     $1,551                   1,842
                                                                       ------                  ------
                                                                       $2.790                  $3,359
                                                                       ------                  ------

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

                RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                             JUNE 30, 1997 AND 1996

NET REVENUES

         For the three months ended June 30, 1997, the Company's net revenues decreased to $17,910 from $20,393 in the same period of the prior year. This decrease is a result of the impact of operations which were discontinued or downsized in conjunction with the Company's restructuring in the fourth quarter of 1996. After adjusting for the impact of these operations, base business revenues increased approximately $550, primarily as a result of continued expansion of the Company's managed care and contract services businesses.

                                  APOGEE, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



GROSS PROFIT

         Gross profit comprises net revenues less personnel, field management, facility and other costs and expenses directly associated with the delivery of services. Gross profit decreased to $3,983 for the three months ended June 30, 1997 from $4,846 for the comparable period last year. This decrease is primarily a result of the impact of operations which were discontinued or downsized in conjunction with the Company's restructuring in the fourth quarter of 1996. After adjusting for the impact of these operations, gross profit from group practice operations decreased approximately $330 due largely to continued reimbursement rate pressure from managed care and other third party payors.

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses are primarily comprised of corporate office, regional management and centralized billing expenses. Selling and administrative expenses decreased to $1,913 for the three months ended June 30, 1997 from $2,417 for the same period in 1996, due to a combination of reduced administrative costs as a result of discontinued or downsized operations and the Company's ongoing administrative cost containment initiatives.

PROVISION FOR DOUBTFUL ACCOUNTS

         The provision for doubtful accounts decreased to $895 of net revenues for the three months ended June 30, 1997 from $995 for the same period in 1996. This decrease resulted primarily from a decrease in net revenues as the provision for doubtful accounts has remained consistent at 5% of net revenues.

INTEREST INCOME AND EXPENSE

         Interest expense increased to $367 for the three months ended June 30, 1997 from $154 for the same period in 1996 due to a higher average outstanding debt balance.

         Interest income is primarily related to the Company's cash and cash equivalents and portfolio of short-term investments. Interest income for the three months ended June 30, 1997 was fairly consistent with the comparable period in 1996.

                                  APOGEE, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)


                 RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
                             JUNE 30, 1997 AND 1996

NET REVENUES

         For the six months ended June 30, 1997, the Company's net revenues decreased to $37,110 from $40,061 in the same period of the prior year. This decrease is a result of the impact of operations which were discontinued or downsized in conjunction with the Company's restructuring in the fourth quarter of 1996. After adjusting for the impact of these operations, base business revenues increased approximately $1,075, primarily as a result of continued expansion of the Company's managed care and contract services businesses.


GROSS PROFIT

         Gross profit comprises net revenues less personnel, field management, facility and other costs and expenses directly associated with the delivery of services. Gross profit decreased to $7,686 for the six months ended June 30, 1997 from $9,523 for the comparable period last year. This decrease is primarily a result of the impact of operations which were discontinued or downsized in conjunction with the Company's restructuring in the fourth quarter of 1996. After adjusting for the impact of these operations, gross profit from group practice operations decreased approximately $830 due largely to continued reimbursement pressure from managed care and other third party payors.

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses are primarily comprised of corporate office, regional management and centralized billing expenses. Selling and administrative expenses decreased to $4,226 for the six months ended June 30, 1997 from $5,007 for the same period in 1996, due to a combination of reduced administrative costs as a result of discontinued or downsized operations and the Company's ongoing administrative cost containment initiatives.

PROVISION FOR DOUBTFUL ACCOUNTS

         The provision for doubtful accounts decreased to $1,859 for the six months ended June 30, 1997 from $1,978 for the same period in 1996. This decrease resulted primarily from a decrease in net revenues as the provision for doubtful accounts has remained consistent at 5% of net revenues.

                                  APOGEE, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)


INTEREST INCOME AND EXPENSE

         Interest expense increased to $670 for the six months ended June 30, 1997 from $305 for the same period in 1996 due to a higher average outstanding debt balance.

         Interest income is primarily related to the Company's cash and cash equivalents and portfolio of short-term investments. Interest income decreased to $15 for the six months ended June 30, 1997 from $102 for the same period in 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

         Net cash generated by operations was approximately $1,800 for the six months ended June 30, 1997 after excluding the impact of the downsized and discontinued operations. In total, net cash provided by operations was $555 for the six months ended June 30, 1997, compared to net cash provided by operations of $1,188 for the same period in 1996. Cash and cash equivalents remained fairly consistent at $2,268 at June 30, 1997, compared to $2,299 at December 31, 1996.

         At June 30, 1997, the Company's working capital was ($4,055) compared to ($7,102) at December 31, 1996. The improvement in working capital was principally a result of a reduction in the accrued reserve for restructuring, which decreased to $2,140 at June 30, 1997 from $4,003 at December 31, 1996, and a decrease in the current portion of long-term debt.

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

         Borrowings outstanding under the Credit Facility were $10,250 at June 30, 1997. The Credit Facility was amended in 1997 to extend the maturity to November 30, 1998 and to generally reset various financial covenants to reflect the Company's restructuring and related non-recurring charges incurred in 1996. In addition, the bank retains discretion for borrowings in excess of $12,000.

         The Company's current ratio, working capital and debt to equity ratio are set forth below for the dates indicated:


                                    June 30, 1997           December 31, 1996
                                    -------------           -----------------
         Current Ratio                      .78:1                    .70:1

         Working Capital                  ($4,055)                  ($7,102)

         Debt to equity                     .22:1                    .20:1

         The Company believes that the cash flows generated by the Company's operations, together with its existing cash and availability of borrowings under the amended Credit Facility, will be sufficient to meet the Company's cash requirements in 1997.

CAUTIONARY STATEMENT

Matters discussed above contain forward-looking statements that are based on management's estimates, assumptions and projections. Major factors which could cause results to differ materially from those expected by management include the timing and nature of reimbursement changes, the nature of changes in laws and regulations that govern various aspects of the Company's business, new criteria adopted to determine medical necessity for behavioral health service, the outcome of the Department of Justice review, changes in procedures by third party payors, pricing of managed care and other third party contracts, retention and productivity of clinicians, the direction and success of competitors, management retention and unanticipated market changes. The Company does not undertake any obligation to update the information contained herein, which speaks only as of this date.

                                  APOGEE, INC.

                    FORM 10-Q - QUARTER ENDED JUNE 30, 1997


PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On June 12, 1997, the Company held its 1997 Annual Meeting of Shareholders. At the Annual Meeting, the following matters were submitted to a vote of shareholders:

                  1. The following seven individuals, constituting the full Board of Directors of the Company, were nominated and elected to serve as the directors of the Company:

                           John H. Foster                                       FOR:                         8,396,763
                                                                                WITHHOLD
                                                                                AUTHORITY:                      59,915


                           Lawrence M. Davies                                   FOR:                         8,397,073
                                                                                WITHHOLD
                                                                                AUTHORITY:                      59,605

                           Harvey V. Fineberg, M.D.                             FOR:                         7,738,389
                                                                                WITHHOLD
                                                                                AUTHORITY:                     718,289

                           Timothy E. Foster                                    FOR:                         8,396,763
                                                                                WITHHOLD
                                                                                AUTHORITY:                      59,915

                           Irwin Lehrhoff, Ph.D.                                FOR:                         8,396,618
                                                                                WITHHOLD
                                                                                AUTHORITY:                      60,060

                           R. Bruce Mosbacher                                   FOR:                         8,396,618
                                                                                WITHHOLD
                                                                                AUTHORITY:                      60,060

                           Shawkat Raslan                                       FOR:                         7,738,244
                                                                                WITHHOLD
                                                                                AUTHORITY:                     718,434

                                  Page 14 of 17

                                  APOGEE, INC.

                     FORM 10-Q - QUARTER ENDED JUNE 30, 1997


                  2. The holders of 8,402,098 shares of common stock voted in favor of, the holders of 10,650 shares of common stock voted against, and the holders of 43,930 shares of common stock abstained with respect to the ratification of the selection of Price Waterhouse LLP, independent certified public accountants, to serve as independent accountants for the Company.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         a) The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are contained in the attached Index to Exhibits.

         b)       Current Reports on Form 8-K:

         On July 14, 1997, the Company filed a Current Report on Form
         8-K in which the Company disclosed information under "Item 5- Other Events".

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                               APOGEE, INC.
                                 --------------------------------------
                                 (registrant)





August 12, 1997                   /s/ Mark D. Gibson
(Date)                            -----------------------------------------
                                  By:     Mark D. Gibson
                                          Corporate Controller and Principal
                                          Accounting Officer

                                  APOGEE, INC.

                     FORM 10-Q - QUARTER ENDED JUNE 30, 1997


INDEX TO EXHIBITS


10(v) Amendment dated August 8, 1997 to credit agreement with PNC Bank, National Association.


27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange commission for information only and not filed.