Form 10-Q
period 1997-09-30
APOGEE INC
filed 1997-11-07
CIK 915859

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                      OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No___.

As of October 31, 1997, Apogee, Inc. had 10,004,565 shares of common stock, $0.01 par value, outstanding.

                                  APOGEE, INC.
                  FORM 10-Q - QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX

FORM 10-Q         FORM 10-Q                                                     FORM 10-Q
 PART NO:          ITEM NO.         DESCRIPTION                                  PAGE NO.
 --------          --------         -----------                                  --------
I.                                  FINANCIAL INFORMATION

                        1.          Financial Statements

                                    -     Consolidated Statements of
                                          Operations for the Three Months
                                          Ended September 30, 1997 and 1996        3

                                    -     Consolidated Statements of
                                          Operations for the Nine Months
                                          Ended September 30, 1997 and 1996        4

                                    -     Consolidated Balance Sheets
                                          as of September 30, 1997 and
                                          December 31, 1996                        5

                                    -     Consolidated Statements of
                                          Cash Flows for the Nine Months
                                          Ended September 30, 1997 and 1996        6

                                    -     Consolidated Statement of
                                          Changes in Stockholders' Equity
                                          for the Nine Months Ended
                                          September 30, 1997                       7

                                    -     Notes to Consolidated Financial
                                          Statements                               8

                        2.    Management's Discussion and Analysis of
                              Financial Condition and Results of Operations        9-14

II.                           OTHER INFORMATION

                        6.    Exhibits and Reports on Form 8-K                     15

                  Signatures                                                       16

                  Index to Exhibits                                                17

                                  APOGEE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                  -----------------------------
                                                      1997             1996
                                                  ------------     ------------
NET REVENUES                                      $     17,106     $     19,312

COST OF REVENUES                                        13,239           15,042
                                                  ------------     ------------

GROSS PROFIT                                             3,867            4,270

SELLING AND ADMINISTRATIVE EXPENSES                      2,210            2,241

PROVISION FOR DOUBTFUL ACCOUNTS                            856              931

AMORTIZATION OF INTANGIBLE ASSETS AND EXCESS
   COST OVER FAIR VALUE OF NET ASSETS ACQUIRED             525              555
                                                  ------------     ------------

INCOME FROM OPERATIONS                                     276              543

NON-OPERATING EXPENSES (INCOME):

           INTEREST EXPENSE                                391              199

           INTEREST (INCOME)                                (7)             (10)
                                                  ------------     ------------


(LOSS) INCOME BEFORE INCOME TAXES                         (108)             354

PROVISION FOR INCOME TAXES                                  34               74
                                                  ------------     ------------

NET (LOSS) INCOME                                 $       (142)    $        280
                                                  ============     ============

NET (LOSS) INCOME PER COMMON SHARE                $      (0.01)    $       0.03
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                      10,024,626        9,852,900
                                                  ============     ============

                                  APOGEE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                    ---------------------------
                                                       1997            1996
                                                    -----------     -----------
NET REVENUES                                        $    54,216     $    59,373

COST OF REVENUES                                         42,663          45,580
                                                    -----------     -----------

GROSS PROFIT                                             11,553          13,793

SELLING AND ADMINISTRATIVE EXPENSES                       6,436           7,248

PROVISION FOR DOUBTFUL ACCOUNTS                           2,715           2,909

AMORTIZATION OF INTANGIBLE ASSETS AND EXCESS
   COST OVER FAIR VALUE OF NET ASSETS ACQUIRED            1,589           1,716
                                                    -----------     -----------

INCOME FROM OPERATIONS                                      813           1,920

NON-OPERATING EXPENSES (INCOME):

           INTEREST EXPENSE                               1,061             504

           INTEREST (INCOME)                                (22)           (112)
                                                    -----------     -----------


(LOSS) INCOME BEFORE INCOME TAXES                          (226)          1,528

PROVISION FOR INCOME TAXES                                   72             305
                                                    -----------     -----------

NET (LOSS) INCOME                                   $      (298)    $     1,223
                                                    ===========     ===========

NET (LOSS) INCOME PER COMMON SHARE                  $     (0.03)    $      0.12
                                                    ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                        9,977,914       9,866,598
                                                    ===========     ===========

                                  APOGEE, INC.
                           CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                              SEPTEMBER 30,
                    ASSETS                                        1997       DECEMBER 31,
                                                               (UNAUDITED)       1996
                                                                --------       --------
CURRENT ASSETS:
       CASH AND CASH EQUIVALENTS                                $  2,418       $  2,299
       ACCOUNTS RECEIVABLE, NET OF ALLOWANCE
          FOR DOUBTFUL ACCOUNTS OF $7,604 IN 1997 AND $9,306
          IN 1996                                                  8,853         11,096
       OTHER ACCOUNTS RECEIVABLE                                     958          1,643
       OTHER CURRENT ASSETS                                        1,256          1,407
                                                                --------       --------

                  TOTAL CURRENT ASSETS                            13,485         16,445

PROPERTY AND EQUIPMENT, NET                                        3,441          3,359
INTANGIBLE ASSETS AND EXCESS COST OVER FAIR VALUE
   OF NET ASSETS ACQUIRED, NET OF ACCUMULATED
   AMORTIZATION OF $5,619 IN 1997 AND $4,030 IN 1996              79,499         77,381
OTHER ASSETS, NET                                                    353            598
                                                                --------       --------

                                                                $ 96,778       $ 97,783
                                                                ========       ========


          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       CURRENT PORTION OF LONG-TERM DEBT                        $  2,453       $  4,584
       ACCOUNTS PAYABLE                                            1,982          2,196
       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES             13,853         16,767
                                                                --------       --------

                  TOTAL CURRENT LIABILITIES                       18,288         23,547

LONG-TERM DEBT                                                    12,202          8,224
OTHER LONG-TERM LIABILITIES                                          370            485
DEFERRED INCOME TAX LIABILITY                                        346            346
                                                                --------       --------

                  TOTAL LIABILITIES                               31,206         32,602
                                                                --------       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
       COMMON STOCK, $.01 PAR VALUE, 20,000,000 SHARES
           AUTHORIZED; ISSUED 10,004,565 IN 1997 AND
           9,822,570 IN 1996                                         100             98
       CAPITAL IN EXCESS OF PAR VALUE                             86,293         85,624
       ACCUMULATED DEFICIT                                       (20,787)       (20,489)
       DEFERRED COMPENSATION                                         (34)           (52)
                                                                --------       --------

                  TOTAL STOCKHOLDERS' EQUITY                      65,572         65,181
                                                                --------       --------
                                                                $ 96,778       $ 97,783
                                                                ========       ========

                                  APOGEE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                      ---------------------
                                                                        1997         1996
                                                                      --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET (LOSS) INCOME                                                $   (298)    $  1,223
     ADJUSTMENTS TO RECONCILE NET (loss) INCOME TO NET
       CASH PROVIDED BY OPERATIONS:
         DEPRECIATION AND AMORTIZATION                                   2,168        2,480
         PROVISION FOR DOUBTFUL ACCOUNTS                                 2,715        2,909
     CHANGES IN ASSETS AND LIABILITIES, NET OF
       EFFECTS OF BUSINESSES ACQUIRED:
        INCREASE IN ACCOUNTS RECEIVABLE                                   (692)      (1,685)
        DECREASE (INCREASE) IN OTHER CURRENT ASSETS                        447         (676)
        (DECREASE) INCREASE IN ACCOUNTS PAYABLE                           (214)         641
        DECREASE IN ACCRUED EXPENSES AND
          OTHER CURRENT LIABILITIES                                     (2,474)      (1,745)
        DECREASE IN OTHER ASSETS AND OTHER LIABILITIES                     130           77
                                                                      --------     --------

           NET CASH PROVIDED BY OPERATING ACTIVITIES                     1,782        3,224
                                                                      --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     ACQUISITION OF BUSINESSES:
        PAYMENTS FOR ACQUISITION OF BUSINESSES, NET OF
           CASH ACQUIRED OF $0 IN 1997 AND $35 IN 1996                               (2,590)
        ADDITIONAL PAYMENTS FOR BUSINESSES ACQUIRED
           IN PRIOR YEARS                                               (2,407)      (6,731)
                                                                      --------     --------
             NET CASH OUTLAY FOR ACQUISITION OF BUSINESSES              (2,407)      (9,321)

     DISPOSITION OF BUSINESSES                                             100
     PURCHASES OF PROPERTY AND EQUIPMENT                                (1,203)      (1,065)
                                                                      --------     --------

               NET CASH USED IN INVESTING ACTIVITIES                    (3,510)     (10,386)
                                                                      --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     PROCEEDS FROM BORROWINGS                                            5,845        3,900
     PRINCIPAL PAYMENTS ON LONG-TERM OBLIGATIONS                        (3,998)      (5,023)
                                                                      --------     --------

               NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       1,847       (1,123)
                                                                      --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       119       (8,285)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         2,299       11,949
                                                                      --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  2,418     $  3,664
                                                                      ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     INTEREST PAID                                                    $  1,100     $    515
                                                                      ========     ========
     INCOME TAXES PAID                                                $    230     $    255
                                                                      ========     ========

                                  APOGEE, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                 COMMON SHARES
                                              ---------------------
                                                                       CAPITAL IN
                                                                       EXCESS OF    ACCUMULATED      DEFERRED
                                               NUMBER     PAR VALUE    PAR VALUE      DEFICIT      COMPENSATION    TOTAL
                                              --------     --------     --------      --------       --------     --------
BALANCE AT DECEMBER 31, 1996                     9,823     $     98     $ 85,624      $(20,489)      $    (52)    $ 65,181

COMMON STOCK ISSUED IN CONNECTION WITH
   ACQUISITIONS                                    182            2          669                                       671

AMORTIZATION OF DEFERRED COMPENSATION                                                                      18           18

NET LOSS                                                                                  (298)                       (298)
                                              --------     --------     --------      --------       --------     --------

BALANCE AT  SEPTEMBER 30, 1997 (UNAUDITED)      10,005     $    100     $ 86,293      $(20,787)      $    (34)    $ 65,572
                                              ========     ========     ========      ========       ========     ========

                                  APOGEE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)

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

      Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

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

NOTE 3 - PROPERTY AND EQUIPMENT

                                                    September 30,   December 31,
                                                        1997           1996
                                                    -------------   ------------
          Furniture, fixtures and equipment......      $5,210          $5,201

          Less:  Accumulated depreciation........       1,769           1,842
                                                       ------          ------
                                                       $3,441          $3,359
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

      Company management is currently evaluating the Western Region group practice operations which are primarily located in Arizona, California and Nevada. Collectively, these operations have incurred significant operating losses and negative same store revenue growth throughout 1997. The Company is reviewing options including: selling selected group practice operations; consolidating certain geographic markets; and exiting certain markets. Management anticipates that a final recommendation to Apogee's Board of Directors will be completed by no later than December 31, 1997 and may result in a material charge to the Company's earnings.

                RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 1997 AND 1996

NET REVENUES

      For the three months ended September 30, 1997, the Company's net revenues decreased to $17,106 from $19,312 in the same period of the prior year. This decrease is a result of the impact of operations which were discontinued or downsized in conjunction with the Company's restructuring in the fourth quarter of 1996. After adjusting for the impact of these operations, base business revenues increased approximately $350, primarily as a result of continued expansion of the Company's managed care and contract services businesses, partially offset by reimbursement pricing pressure from managed care and other third party payors.

                                  APOGEE, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


GROSS PROFIT

      Gross profit comprises net revenues less personnel, field management, facility and other costs and expenses directly associated with the delivery of services. Gross profit decreased to $3,867 for the three months ended September 30, 1997 from $4,270 for the comparable period last year. This decrease is primarily a result of the impact of operations which were discontinued or downsized in conjunction with the Company's restructuring in the fourth quarter of 1996. After adjusting for the impact of these operations, gross profit from base business decreased approximately $375 due largely to continued reimbursement pricing pressure from managed care and other third party payors and the disappointing operating results of selected Western Region group practices.

SELLING AND ADMINISTRATIVE EXPENSES

      Selling and administrative expenses are primarily comprised of corporate office, regional management and centralized billing expenses. Selling and administrative expenses were fairly consistent at $2,210 for the three months ended September 30, 1997 as compared to $2,241 for the same period in 1996.

PROVISION FOR DOUBTFUL ACCOUNTS

      The provision for doubtful accounts decreased to $856 of net revenues for the three months ended September 30, 1997 from $931 for the same period in 1996. This decrease results primarily from a decrease in net revenues as the provision for doubtful accounts has remained constant at 5% of net revenues.

INTEREST INCOME AND EXPENSE

      Interest expense increased to $391 for the three months ended September 30, 1997 from $199 for the same period in 1996 due to a higher average outstanding debt balance.

      Interest income is primarily related to the Company's cash and cash equivalents and portfolio of short-term investments. Interest income for the three months ended September 30, 1997 was fairly consistent with the same period in 1996.

                                  APOGEE, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                 RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 1997 AND 1996

NET REVENUES

      For the nine months ended September 30, 1997, the Company's net revenues decreased to $54,216 from $59,373 in the same period of the prior year. This decrease is a result of the impact of operations which were discontinued or downsized in conjunction with the Company's restructuring in the fourth quarter of 1996. After adjusting for the impact of these operations, base business revenues increased approximately $1,800, primarily as a result of continued expansion of the Company's managed care and contract services businesses partially offset by reimbursement pricing pressure from managed care and other third party payors.

GROSS PROFIT

      Gross profit comprises net revenues less personnel, field management, facility and other costs and expenses directly associated with the delivery of services. Gross profit decreased to $11,553 for the nine months ended September 30, 1997 from $13,793 for the comparable period in 1996. This decrease is primarily a result of the impact of operations which were discontinued or downsized in conjunction with the Company's restructuring in the fourth quarter of 1996. After adjusting for the impact of these operations, gross profit from base business decreased approximately $1,100 due largely to continued reimbursement pricing pressure from managed care and other third party payors and the disappointing operating results of selected Western Region group practices.

SELLING AND ADMINISTRATIVE EXPENSES

      Selling and administrative expenses are primarily comprised of corporate office, regional management and centralized billing expenses. Selling and administrative expenses decreased to $6,436 for the nine months ended September 30, 1997 from $7,248 for the same period in 1996, due to a combination of reduced administrative costs as a result of discontinued or downsized operations and the Company's ongoing administrative cost containment initiatives.

PROVISION FOR DOUBTFUL ACCOUNTS

      The provision for doubtful accounts decreased to $2,715 of net revenues for the nine months ended September 30, 1997 from $2,909 for the same period in 1996. This decrease results primarily from a decrease in net revenue as the provision for doubtful accounts has remained constant at 5% of net revenues.

                                  APOGEE, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

INTEREST INCOME AND EXPENSE

      Interest expense increased to $1,061 for the nine months ended September 30, 1997 from $504 for the same period in 1996 due to a higher average outstanding debt balance.

      Interest income is primarily related to the Company's cash and cash equivalents and portfolio of short-term investments. Interest income decreased to $22 for the nine months ended September 30, 1997 from $112 for the same period in 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

      Net cash generated by operations was approximately $3,300 for the nine months ended September 30, 1997 after excluding the impact of the downsized and discontinued operations. In total, net cash provided by operations was $1,782 for the nine months ended September 30, 1997, compared to net cash provided by operations of $3,224 for the same period in 1996. Cash and cash equivalents remained fairly consistent at $2,418 at September 30, 1997, compared to $2,299 at December 31, 1996.

      At September 30, 1997, the Company's working capital was ($4,803) compared to ($7,102) at December 31, 1996. The improvement in working capital was principally a result of a reduction in the accrued reserve for restructuring, which decreased to $1,875 at September 30, 1997 from $4,003 at December 31, 1996.

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

      Borrowings outstanding under the Credit Facility were $11,495 at September 30, 1997. The Credit Facility was amended in 1997 to extend the maturity to November 30, 1998. The Amendment generally resets various financial covenants to reflect the Company's restructuring and related non-recurring charges incurred in 1996. In addition, the bank retains discretion for borrowings in excess of $12,000.

      The Company anticipates that the short-term cash requirements will exceed the existing availability under the Company's current Credit Facility and management is negotiating with the bank to extend and expand its existing Credit Facility. While there are no assurances, management believes that terms and conditions satisfactory to both parties will be reached to provide the Company with the necessary borrowings availability which when combined with the cash flows generated by the Company's operations, and its existing cash, will be sufficient to meet the Company's cash requirements in the next year.

      The Company's current ratio, working capital and debt to equity ratio are set forth below for the dates indicated:

                                   September 30, 1997         December 31, 1996
                                   ------------------         -----------------
      Current Ratio                       .74:1                     .70:1

      Working Capital                  ($4,803)                   ($7,102)

      Debt to equity                      .22:1                     .20:1

                                  APOGEE, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


CAUTIONARY STATEMENT

Matters discussed above contain forward-looking statements that are based on management's estimates, assumptions and projections. Major factors which could cause results to differ materially from those expected by management include the timing and nature of reimbursement charges, the nature of changes in laws and regulations that govern various aspects of the Company's business, new criteria adopted to determine medical necessity for behavioral health service, the outcome of the Department of Justice review, successful renegotiation of the Company's Credit Facility, changes in procedures by third party payors, pricing of managed care and other third party contracts, the number and productivity of clinicians, the direction and success of competitors, management retention and unanticipated market changes. The Company does not undertake any obligation to update the information contained herein, which speaks only as of this date.

                                  APOGEE, INC.

                  FORM 10-Q - QUARTER ENDED SEPTEMBER 30, 1997

PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      a) The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are contained in the attached Index to Exhibits.

      b)    Current Reports on Form 8-K:  None

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                               APOGEE, INC.
                                   ------------------------------------
                                   (registrant)





October 31, 1997                   /s/ Mark D. Gibson
----------------                   ------------------------------------
(Date)                             By: Mark D. Gibson
                                       Corporate Controller and
                                       Chief Accounting Officer

                                  APOGEE, INC.

                  FORM 10-Q - QUARTER ENDED SEPTEMBER 30, 1997


INDEX TO EXHIBITS



27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange commission for information only and not filed.