Form 10-K
period 1997-12-31
APOGEE INC
filed 1998-04-15
CIK 915859

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

                         Commission file number 1-13177

                                  APOGEE, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

              Delaware                                         13-3605119
   -------------------------------                        -------------------
   (State or Other Jurisdiction of                        (I.R.S. Employer
   Incorporation or Organization)                         Identification No.)

              1060 First Avenue
        King of Prussia, Pennsylvania                           19406
        -----------------------------                           -----
   (Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code  610-992-2600

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
Title of Each Class                                       on Which Registered
-------------------                                       -------------------
       Common Stock, $.01 par value                     American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None.

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes |X|      No |_|

            Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

            As of March 31, 1998, 10,089,329 shares of Common Stock, $.01 par value, were outstanding, and the aggregate market value of the shares of Common Stock, $.01 par value, held by non-affiliates of the registrant as of March 31, 1998 was approximately $13,400,000. (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose).

                       DOCUMENTS INCORPORATED BY REFERENCE

            List hereunder the documents, all or portions of which are incorporated by reference herein, and the Part of the Form 10-K into which the document is incorporated:

            Part III incorporates information by reference from portions of the registrant's Proxy Statement to be filed with respect to the 1998 Annual Meeting of Stockholders scheduled to be held on June 15, 1998.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

          Apogee, Inc. ("Apogee" or the "Company") is one of the largest multi-disciplinary providers of outpatient behavioral health services in the United States. The Company provides its outpatient behavioral health services principally at free-standing clinics. The Company also operates one of the largest behavioral managed care organizations ("BMCO") in the nation, Integra. As of December 31, 1997, the Company operated 100 behavioral health clinics located in 13 states and the District of Columbia. Through its Integra Division, the Company maintains a variety of full and partial risk arrangements with employers and health maintenance organizations. As of December 31, 1997, the Company estimates that it served approximately 600,000 lives through its Integra Division.

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

           Apogee's behavioral managed care division, Integra, provides services to over 150 employers and health maintenance organizations. These services span a continuum of no-risk administrative services only ("ASO"), employee assistance program ("EAP") services to full-risk capitated and sub-capitated arrangements. For the year ended December 31, 1997, Integra's revenue mix was as follows: managed care services (38%), EAP services (46%) and administrative and other services (16%).

            During December 1997, the Company announced its plans to sell and divest its outpatient behavioral health group practice operations. The Company entered into an agreement of purchase and sale (the "Purchase Agreement") to sell to PsychPartners, L.L.C., an Alabama limited liability company ("PsychPartners"), through two subsidiaries of PsychPartners (the "Purchasers"), substantially all of the assets of the outpatient behavioral health group practice business (hereinafter referred to as the "Sale"), except for practices located in the Western region of the United States, which the Company plans to divest. The consummation of the Sale will result in the divestiture by the Company of substantially all the assets and business of the Company's outpatient behavioral health practices. As of December 31, 1997, the outpatient behavioral health practice business accounted for approximately eighty-four percent (84%) of the assets of the Company (before the impact of the write down of assets held for sale and the impact of the restructuring charges the Company recognized in connection with the exit from the outpatient business); and for the year ended December 31, 1997, the outpatient behavioral health practice business accounted for approximately eighty-three percent (83%) of the Company's net revenues. After the closing date of the Sale, which is anticipated to occur in mid
May 1998, the Company will no longer operate outpatient behavioral health practices and its primary business activity will be managed behavioral healthcare through its Integra Division.

As a result of the Sale, the Company will be a significantly smaller company in terms of revenues and assets.

TERMS OF SALE AND NEED FOR SHAREHOLDER APPROVAL

            Pursuant to the Purchase Agreement, the Company will sell to the Purchasers substantially all of the assets and business of the Company's outpatient behavioral healthcare business, which consists of (i) all of the capital stock of AGP Acquisition Corp., one of the subsidiaries of the Company operating two outpatient behavioral health practices, and (ii) substantially all of the assets (the "Assets") relating to 20 of the Company's outpatient behavioral health practices (the 22 practices are collectively, the "Practices"). In consideration for the sale of the Practices, the Purchasers will pay to the Company a purchase price consisting of (a) $27,000,000 in cash,
(b) a warrant to purchase 400,000 Common Units of PsychPartners at a purchase price of $.05 per Common Unit (the "Warrant") if certain performance criteria are met and (c) the assumption of certain liabilities of the Company and the Practices (collectively, the "Purchase Price"). The Purchase Price is subject to certain adjustments. The Purchase Price may be adjusted if the aggregate amount of the cash, accounts receivable, deposits and prepaid expenses of the Practices to be acquired by the Purchasers is less than the aggregate amount of the liabilities and future contingent cash payment obligations of the Practices to be assumed by the Purchasers. These contingent cash payment obligations are based upon the Practices achieving certain net revenue and pre-tax earnings targets. As of December 31, 1997, the aggregate amount of such assets less the aggregate amount of such liabilities (not including future cash contingent payment obligations) was $1,713,810. The estimated future cash contingent payment obligations to be assumed by the Purchasers was $1,835,712. As of December 31, 1997, the Company would have had a net asset adjustment due to the Purchasers of ($121,362). The Company believes that subsequent to Closing any required adjustment would not exceed $500,000. Approval of the Purchase Agreement and the Sale will require the approval of the holders of a majority of the issued and outstanding shares of common stock, $.01 par value, of the Company. A special meeting of shareholders is anticipated to be held in mid
May 1998 to vote on the Purchase Agreement and the Sale.

            The Company's Board of Directors believes the terms of the Sale are fair to and in the best interest of the Company and its shareholders for the long-term growth of the Integra business. In making its recommendation to exit the outpatient behavioral health practice business, the Company considered the recent operating results, future prospects and strategic direction of the outpatient behavioral practice business. The Company also considered the current constraints on its ability to finance future growth and the positive effect the Sale and the repayment of debt would have on the Company's ability to obtain additional financing.

BEHAVIORAL HEALTHCARE MARKET

            Mental illness remains a serious health problem in the United States. In 1990, an estimated $43 billion was spent on behavioral healthcare services. The cost of lost productivity due to mental illnesses was approximately $75 billion, according to a study by the University of California, San Francisco, Institute for Health and Aging. Based on this study, the market for outpatient behavioral health services in the United States was approximately $10 billion in 1990 and grew at compound annual rates of approximately 12% between 1985 and 1990. In a recent study by Open Minds, a behavioral healthcare trade publication, the total managed behavioral healthcare market was approximately $3.5 billion. This study estimated that approximately 56% of all Americans are enrolled in a managed behavioral health plan. 58% of all Americans are managed by an independent BMCO such as Integra. BMCO enrollment has increased approximately 14% a year since 1992, based upon the Open Minds study. Management believes that enrollment continues to grow due to (i) privatization of programs such as Champus and Medicaid; (ii) a continued emphasis on cost containment by employers and payors and (iii) the inherent subjective nature of the diagnosis and treatment of mental health disorders.

BUSINESS STRATEGY

Value Based Business

            Apogee's management has formally adopted the Company's Mission and Values -- the reason Apogee is in business, and the standards to which its employees should strive to achieve on a daily basis. This Mission and these Values have been introduced to Apogee's employees and, when fully integrated into the Company's culture, will distinguish Apogee from its competitors.

Mission: To help our patients achieve their highest level of functioning through quality, ethical and cost-effective behavioral healthcare.

Values:

            Patients Come First . . . patient care is the most important thing we do.

            Respect for the Individual . . . the "handshake" between the Company and each employee.

            Exceeding Customer Expectations . . . the needs of our customers define our services.

            Uncompromising Integrity . . . compels us to always do the right thing.

            Continuous Self-Renewal . . . commitment to setting the standard of excellence which unifies and strengthens us.

            It is management's belief that a strong commitment to these values will enable the Company's employees to build the Company's business and their careers and provides the foundation upon which Apogee's business plans are developed.

Plan for Growth

            Since its inception in 1991, the Company has experienced significant growth in net revenues due largely to acquisitions. In 1996, management curtailed its acquisition activity in order to evaluate the Company's operations in light of regulatory and market changes. In 1997, the Company's decision to discontinue its provider operations was based on the then current operating environment including the margin pressures experienced by provider groups in general versus the faster growth rates and higher margins experienced with the Company's behavioral managed care operation with the overall outlook of continued growth in the managed behavioral health care market. Further, the Company believes a clear focus on a pure managed care strategy will be helpful to the Company in the public market and for increasing both short and long-term shareholder value.

            The consummation of the Sale will result in the divestiture by the Company of substantially all the assets and business of the Company's outpatient behavioral health practice business, except for those locations in the Western Region. The Company intends to divest or close these remaining outpatient practices. As of December 31, 1997, the outpatient behavioral health practice business accounted for approximately 84% of the assets of the Company; and for the year ended December 31, 1997, the business accounted for approximately 83% (before the impact of the write down of assets held for sale and the impact of restructuring charges the Company recognized in connection with the exit from the outpatient business) of the Company's net revenues. After the closing date of the Sale, the Company will no longer operate outpatient behavioral health practices and its primary business activity will be managed behavioral healthcare through Integra. Management believes that the Company's future operating profits will be improved as a result of the Sale. Subsequent to the Sale, the Company will have only one line of business which will be significantly smaller in terms of revenues and assets.

OUTPATIENT BUSINESS

            Apogee intends to sell its group practice operations in the Midwest, Northeast, and Southeast to PsychPartners for $27 million in cash and a contingently issuable warrant to purchase up to 400,000 units of PsychPartners at an exercise price of $0.05 per unit.

The Company anticipates that the proceeds from the Sale will be used to repay the Company's credit facility (the "Credit Facility") with PNC Bank, National Association ("PNC Bank") ($15.0 million), to fund the payment of contingent acquisition consideration ($2.9 million) and severance and separation payments ($1.4 million), to pay costs pertaining to the transaction
($1.0 million), to escrow money for any net asset balance sheet adjustment pursuant to the Purchase Agreement ($0.5 million) and pay any settlement of the Florida Medicare review ($2.2 million). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Medicare Review." As of March 25, 1998, there was approximately $14.3 million of principal amount outstanding under the Company's Credit Facility which the Company expects to increase to $15.0 million on the closing date of the Sale. The Company expects to have approximately $4.0 million available from the proceeds of the Sale for working capital and general corporate purposes. The Company will reinvest the remaining proceeds in the Integra Division financing internal growth and performing select acquisitions.

MANAGED BEHAVIORAL HEALTH BUSINESS

            Increase Employee Assistance Program (EAP) and Managed Care Risk Business. Integra specializes in behavioral health contracting for employee assistance programs, third party clinical case management and claims adjudication and capitated arrangements with MCOs and directly with employers. Over the last three years, Integra has experienced rapid growth with revenues increasing from $4.5 million in 1995 to $10.4 million in 1997. As of March 31, 1998, Integra provided services to 600,000 covered lives under capitated and EAP contracts. Apogee believes this growth is attributable to Integra's focus on quality of care, customer service and satisfaction and utilization of outcome based measurements and has been in both the employee assistance programs business and the managed care business.

Employee Assistance Programs

            The Integra operation was originally founded to provide EAP services to employers. The typical Integra EAP contract essentially consists of 24 hour availability of a masters-level clinician to assist customer employees or their family members in a variety of family, marital, behavioral or work related problems. The employer pays a capitated amount for the service, which entitles the employee or family member to an initial phone contact, a face to face evaluation and, based on the terms of the contract, between three
(3) and eight (8) sessions of counseling.

            The Company expects to continue pursuing EAP sales to large, self-insured employers. In this regard, Integra expects to leverage its unique Compass(TM) clinical data and outcomes management capabilities. These capabilities enable Integra to demonstrate improved quality of care to employees. Based on discussions with customers and potential customers, the Company believes the Compass(TM) tool helps differentiate Integra from other BMCOs.

Managed Care Risk Business

            Management believes there is a significant opportunity to expand services to health plans and other payors interested in sharing risk in the delivery of behavioral healthcare benefits to a variety of populations. With the total number of Americans who are migrating to managed behavioral health plans exceeding 169 million lives, there is a substantial demand for effective, quality mental health managed care expertise. In these products Integra is responsible for the triage, assessment, referral, case management and reporting on a full risk basis.

            Given its innovative outcomes and clinical data systems, management believes that the Integra case management expertise coupled with the continuing trends of cost containment and continued growth of enrollment in managed care plans, including the migration of Medicaid and Champus covered lives, offers a strong opportunity for growth. The Company expects to pursue expanded health plan managed care business in select geographic markets.

Perform Selective Acquisitions

            The Company expects to pursue small EAP and privately owned BMCO organizations as acquisition candidates. Subsequent to the pay down of the Company's existing Credit Facility (see "Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations"), the Company intends to fund acquisitions with the remaining proceeds from the Sale of the outpatient business combined with bank borrowings under a new or replacement Credit Facility which the Company expects to secure. Acquisition candidates will conform to acquisition criteria which includes a clinical compatibility, an ease of integration into existing Integra operations and a complementary customer mix and philosophy of care. The Company's research indicates that over 60 candidates exist which would potentially fit the Integra acquisition profile.

ALTERNATIVES TO THE SALE

           If the Sale is not consummated, the Company will be required (i) to either continue operating the outpatient behavioral healthcare business or attempt to locate another buyer for the outpatient behavioral healthcare business, and (ii) to refinance its revolving Credit Facility and obtain additional financing. The Company is currently party to a credit agreement with PNC Bank that includes a $15.0 million term loan, of which PNC Bank retains discretion for borrowings in excess of $12.0 million. Borrowings outstanding under the Credit Facility were approximately $12.1 million as of December 31, 1997 and $14.3 million as of March 25, 1998. The Company is currently in technical default of certain covenants contained in the Credit Facility. PNC Bank has temporarily waived these covenants and authorized borrowings in excess of the $12.0 million, both of which are contingent upon consummation of the Sale. The Company estimates additional cash needs of approximately
$7.0 million will be required during 1998 for contingent payments, seller notes and for restructure-related activities. The Company has obtained a letter of intent from PNC Bank indicating their present intention to keep the existing Credit Facility in place and to expand the Credit Facility to $22.0 million. The preceding letter of intent would be subject, among other things, to PNC Bank obtaining guarantees to partially collateralize the Credit Facility. The Company has entered into an agreement (the "Commitment Arrangement") with certain investment funds (the "Investment Partnerships") which are significant stockholders of the Company and are managed by Foster Management Company, an affiliated party, to obtain their commitment to guarantee the additional $7.0 million of financing. In return, the Investment Partnerships will receive the following: (i) a commitment fee of 2% of the guaranteed amount; (ii) a draw down fee of 2% on bank borrowings in excess of $15.0 million; (iii) an unused commitment fee of 1/2% per annum; and (iv) warrants (the "Apogee Warrants") to purchase 400,000 shares of common stock of the Company at a price of $0.05 per share or, in the event the Sale is not consummated, a transaction fee of the greater of $3.5 million or an amount that would equate to an internal rate of return of 50% on the maximum amount drawn down under the increased portion of the Credit Facility, payable on or before April 30, 1999. The commitment fees are payable in cash upon the termination of the Commitment Arrangement and will be paid promptly thereafter. In recognition of the Company's need to evaluate other potential guarantors and the terms they may offer, the Company was given the right to accept proposals from other potential guarantors. In the event the Company terminates the Investment Partnerships' obligations because it has secured more favorable financing arrangements, the Company shall be obligated to pay the Investment Partnerships the commitment fee described in clause (i) above. In addition, the Company shall be obligated to pay (a) 30% of the Apogee Warrants if such termination occurs on or after March 30 and before April 6, 1998, (b) 60% of the Apogee Warrants if such termination occurs on or after April 6, 1998 and before April 13, 1998 and (c) 90% of the Apogee Warrants if such termination occurs thereafter.

REIMBURSEMENT

            The Company estimates that 83% of its net revenues during fiscal 1997 were derived from the outpatient behavioral health business. The remainder of the Company's revenues was primarily generated by its managed behavioral health business, Integra, which generates revenues almost exclusively from managed care and other third party payors. The following table sets forth the Company's principal sources of reimbursement as a percentage of net revenues during 1997:

                                                         Year Ended December 31,
                                                       ------------------------
              Payor Source                              1997      1996      1995
--------------------------------------------------     ------    ------    -----
Managed Care and Other Third Party Payors ........       66%       59%       50%

Self Pay .........................................       21        20        22

Medicare .........................................        7        16        21

Medicaid .........................................        4         2         3

CHAMPUS ..........................................        2         3         4
                                                        ----      ----      ----
                                                        100%      100%      100%
                                                        ===       ===       ===

            Managed Care and Other Third Party Payors. The Company receives reimbursement in mainly two forms: i) fee for service arrangements, and ii) capitated contracts.

            i) Fee for Service. For managed care services, the Company enters into an agreement with a managed care payor for a stated fee per service and agrees to clinician credentialing as well pre-authorization requirements. For other third party payors, the Company bills and accepts the payors' reasonable and customary payment and pursues the balance of the service fee directly from the patient.

            ii) Capitated Contracts. Revenues are primarily generated by capitated managed behavioral health and employee assistance programs. The fees are defined by contract and are primarily calculated on a fixed per-member per month fee. Revenues under these contracts are recorded in the month for which the member is entitled to services. Generally, these membership contracts are on a one to three year basis subject to cancellation by either party without cause at any time with thirty to ninety days written notice. Integra had approximately 600,000, 425,000 and 350,000 covered lives at December 31, 1997, 1996 and 1995, respectively.

      The Company estimates the cost of providing services under these agreements, including a reserve for services incurred, but not reported, based upon authorized services, past claim payment experience for member groups and other factors. The Company typically does not subcapitate the risk of providing services under these contracts, but arranges discounted fee-for-service rates with independent inpatient and outpatient behavioral health providers, which the Company manages. Integra utilizes certain Apogee outpatient behavioral health practices as part of the provider network. The Company anticipates that where practicable, it will continue to utilize these outpatient behavioral health practices as network providers at the existing or comparable rates which it believes are at fair market. The Company believes there is a ready supply of service providers in these markets, and accordingly, is not dependant on the Apogee outpatient behavioral health practices for the delivery of service to these contracts.

      Under capitated contracts, the Company is responsible for ensuring appropriate access to care and bears the risk for utilization levels and pricing of the cost of services performed under these contracts. The Company believes the future revenues under these contracts will exceed the costs of services it will be required to provide under the terms of the contracts. An underestimation in the utilization or price of services for these contracts could result in material losses to the Company. Historically, Integra has managed these capitated contracts profitably. The Company maintains no re-insurance against the risk of loss under these contracts, however the Company maintains malpractice and errors and omission insurance coverage for all professionals and facilities that perform services on behalf of the Company.

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

            Medicaid. Medicaid is the state administered and state and federally funded program which provides health insurance coverage for certain low income individuals. For qualified Medicare beneficiaries, the Medicaid program pays the beneficiary's Part B premiums and may reimburse all deductibles and copayment portions of the approved Medicare charge up to an allowable amount established by each Medicaid program. The extent of actual copayment contributions varies widely by state. Most Medicaid programs cover behavioral health care services but may limit the number of approved visits per year. There has been an increasing trend for Medicaid programs to contract with managed care organizations to administer care and control costs for its beneficiaries. In these situations, the Company and its providers must be approved to participate on the select provider panel in order to treat patients.

            Government and other third-party payors' health care policies and programs have been subject to changes in payment levels and payment methodologies during past years, including determination of medical necessity for behavioral health services. There can be no assurance that future changes will not reduce reimbursement from those sources for behavioral health care services.

COMPETITION

            The managed behavioral health business is highly competitive. The Company competes with large insurance companies, HMOs, preferred provider organizations ("PPOs"), third-party administrators ("TPAs"), IPAs, multi-disciplinary medical groups and other managed behavioral health companies. Many of the Company's competitors are significantly larger and have greater financial, marketing and other resources than the Company, and some of the Company's competitors provide a broader range of services. The Company may also encounter substantial competition in the future from new market entrants. Many of the Company's customers that are managed care companies may, in the future, seek to provide managed behavioral healthcare and EAP services to their employees or subscribers directly, rather than by contracting with the Company for such services. Because of competition, the Company does not expect to be able to rely on price increases to achieve revenue growth.

REGULATION

            Licensing and Certification. Psychiatrists, clinical psychologists, clinical social workers and registered psychiatric nurse specialists must be licensed in the state in which they practice. Such licensure is controlled by state boards as well as the regulatory authorities in each state. The Company has procedures designed to ensure that each of its professionals employed is properly licensed and has satisfied his or her continuing education requirements. With respect to the Company's crisis intervention program, additional licensure of clinicians who provide telephonic assessment or stabilization services to individuals who are calling from out-of-state may be required, if such assessment or stabilization services are deemed by regulatory agencies to be treatment provided in the state of such individual's residence. In addition, certain states in which the Company operates impose licensure or certification requirements on the Company's facilities or operations.

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

            Governmental HealthCare Regulation. As a behavioral healthcare provider, the Company is currently subject to extensive and frequently changing federal, state and local regulations governing licensure, conduct of operations at existing facilities, purchase or lease of existing businesses, cost containment and direct employment of licensed professionals by business corporations. The various types of regulatory activity affect the Company's business either by controlling its growth, restricting licensure of the business entity or by controlling the reimbursement for services provided.

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

            Federal and some state laws impose restrictions on physicians', and, in a few states, on psychologists' and other behavioral healthcare professionals' referrals for certain designated health services to entities with which they have financial relationships. The Company believes its operations are structured to comply with these restrictions to the extent applicable. There can be no assurance that the federal government or other states in which the Company operates will not enact similar or more restrictive legislation or restrictions that could under certain circumstances impact the Company's operations.

            In certain states, the employment of psychiatrists, psychologists and other behavioral healthcare professionals by business corporations is a permissible practice. However, many states, including some states in which the Company operates, have interpreted existing medical practice licensing laws to restrict business corporations, such as the Company, from providing behavioral health services through the direct employment of psychiatrists and, in a few states, psychologists and other behavioral healthcare professionals. The
Company believes its operations are structured, or can be restructured, if necessary, to comply with applicable laws and regulations. However, there can be no assurance that other states in which the Company operates will not enact similar or more restrictive legislation or regulations.

            Managed Behavioral Healthcare. The managed behavioral healthcare industry and the provisions of behavioral healthcare services are subject to extensive and evolving state and federal regulation. The Company is subject to certain state laws and regulations, including those governing: (i) the licensing of insurance companies, HMOs, PPOs, TPAs and companies engaged in utilization review and (ii) the licensing of healthcare professionals, including restrictions on business corporations from practicing, controlling or exercising excessive influence over behavioral healthcare services through the direct employment of psychiatrists or, in a few states, psychologists and other behavioral healthcare professionals. These laws and regulations vary considerably among states and the Company may be subject to different types of laws and regulations depending on its activities in a state and the specific regulatory approach adopted by a state to regulate the provision of managed behavioral healthcare treatment services. In addition, the Company may be subject to certain federal laws as a result of the role the Company assumes in connection with managing its customers' employee benefit plans. The regulatory scheme generally applicable to the Company's managed care operations is described in this section. The Company's managed care operations are also indirectly affected by laws and regulations applicable to the operations of behavioral healthcare clinics and facilities.

            The Company believes its operations are structured to comply with applicable laws and regulations, in all material respects. However, regulation of the managed healthcare industry is evolving, with new legislative enactments and regulatory initiatives at the state and federal levels being implemented on a regular basis. Consequently, it is possible that a court or regulatory agency may take a position under existing or future laws or regulations, or as a result of a change in the interpretation thereof, that such laws or regulations apply to the Company in a different manner than the Company believes such laws or regulations apply. Moreover, any such position may require significant alterations to the Company's business operations in order to comply with such laws or regulations, or interpretations thereof. Expansion of the Company's business to cover additional geographic area, to serve different types of customers, to provide new services or to commence new operations could also subject the Company to additional licensure requirements and/or regulation.


            Insurance, HMO and PPO Activities. To the extent that the Company operates or is deemed to operate in one or more states as an insurance company, HMO, PPO or similar entity, it may be required to comply with certain laws and regulations that, among other things, may require the Company to maintain certain types of assets and minimum levels of deposits, capital, surplus, reserves or net worth. In many states, entities that assume risk under contracts with licensed insurance companies or HMOs have not been considered by state regulators to be conducting an insurance or HMO business. As a result, the Company has not sought licensure as either an insurer or HMO in certain states.

            The National Association of Insurance Commissioners (the "NAIC") has undertaken a comprehensive review of the regulatory status of entities arranging for the provision of healthcare services through a network of providers that, like the Company, may assume risk for the cost and quality of healthcare services, but that are not currently licensed as an HMO or similar entity. As a result of this review, the NAIC developed a "health organizations risk-based capital" formula, designed specifically for managed care organizations, that establishes a minimum amount of capital necessary for a managed care organization to support its overall operations, allowing consideration for the organization's size and risk profile. The NAIC initiative may result in the adoption of a model NAIC regulation in the area of health plan standards, which could be adopted by individual states in whole or in part, and could result in the Company being required to meet additional or new standards in connection with it existing operations. Individual states have also recently adopted their own regulatory initiatives that may subject entities such as the Company to regulation under state insurance laws. These include, but are not limited to, requiring licensure as an insurance company or HMO and requiring adherence to specific financial solvency standards. Licensure as an insurance company, HMO or similar entity could also subject the Company to regulations covering reporting and disclosure, mandated benefits, and other traditional insurance regulatory requirements. PPO regulations to which the Company may be subject may require the Company to register with a state authority and provide information concerning its operations, particularly relating to provider and payor contracting.

            Based on the information presently available to it, the Company does not believe that the imposition of requirements related to maintaining certain types of assets, prescribed levels of deposits, capital, surplus, reserves or net worth, or complying with other regulatory requirements applicable to its insurance company, HMO, PPO or similar operations, would have a material adverse effect on the Company. Notwithstanding the foregoing, the imposition of such requirements could increase the Company's cost of doing business and could delay the Company's conduct or expansion of its business in some areas. The licensure process under state insurance laws can be lengthy and, unless the applicable state regulatory agency allows the Company to continue to operate while the licensure process is ongoing, the Company could experience a material adverse effect on its operating results and financial condition while its licensure application is pending. In addition, failure by the Company to obtain and maintain required licenses typically also constitutes an event of default under the Company's contracts with its customers. The loss of business from one or more of the Company's major customers as a result of such an event of default or otherwise could have a material adverse effect on the Company.

            Utilization Review and Third-Party Administrator Activities. Certain states have adopted, or are expected to adopt, regulations governing entities engaging in utilization review and TPA activities. Utilization review regulations typically impose requirements with respect to the qualifications of personnel reviewing proposed treatment, timeliness and notice of the review of proposed treatment, and other matters. TPA regulations typically impose requirements regarding claims processing and payments and the handling of customer funds. Although compliance with utilization review and TPA regulations has not had a material adverse effect on the Company, there can be no assurance that specific regulations adopted in the future would not have such a result, particularly since the nature, scope and specific requirements of such provisions vary considerably among states that have adopted regulations of this type.

            In certain circumstances, the Company believes that its activities performed for its self-insured employee benefit plan customers are exempt from otherwise applicable state licensing or registration requirements based upon federal preemption under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Existing case law is not uniform on the applicability of ERISA preemption with respect to state regulation of utilization review or TPA activities. There can be no assurance that additional licensure will not be required with respect to utilization review or TPA activities in certain states.

Prohibition on Fee Splitting and Corporate Practice of Professions

            The law of some states limit the ability of a business corporation to directly provide, control or exercise excessive influence over behavioral healthcare services through the direct employment of psychiatrists, psychologists, or other behavioral healthcare professionals. In addition, the laws of some states prohibit psychiatrists, psychologists, or other healthcare professionals from splitting fees with other persons or entities. These laws and their interpretations vary from state to state and enforcement by the courts and regulatory authorities may vary from state to state and may change over time. The Company believes that its operations as currently conducted are in material compliance with the applicable laws, however, there can be no assurance that the Company's existing operations and its contractual arrangements with psychiatrists, psychologists and other healthcare professionals will not be successfully challenged under state laws prohibiting fee splitting or the practice of a profession by an unlicensed entity, or that the enforceability of such contractual arrangements will not be limited. The Company believes that it could, if necessary, restructure its operations to comply with changes in the interpretation or enforcement of such laws and regulations, and that such restructuring would not have a material adverse effect on its operations.

the provision of treatment services, rather than with unlicensed intermediary companies. In such states, the Company's customary model of contracting directly with its customers may need to be modified so that, for example, the IPAs (rather than the Company) contract directly with the HMO or insurance company, as appropriate, for the provision of treatment services. The Company intends to work with a number of these HMO customers to restructure existing contractual arrangements, upon contract renewal or in renegotiations, so that the entity which contracts with the HMO directly is an IPA. The Company does not expect this method of contracting to have a material adverse effect on its operations.

Other Regulation of Healthcare Providers

            The Company's business is affected indirectly by regulations imposed upon healthcare providers. Regulations imposed upon healthcare providers include provisions relating to the conduct of, and ethical considerations involved in, the practice of psychiatry, psychology, social work and related behavioral healthcare professions and, in certain cases, the common law duty to warn others of danger or to prevent patient self-injury. Confidentiality and patient privacy requirements are particularly strict in the field of behavioral healthcare services, and additional legislative initiative relating to confidentiality are expected. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") included a provision that prohibits the wrongful disclosure of certain "individually identifiable health information." HIPAA requires the Secretary of the United States Department of Health and Human Services (the "Department") to adopt standards relating to the transmission of such health information by healthcare providers and healthcare plans. Although the Company believes that such regulations do not at present materially impair the Company's operations, there can be no assurance that such indirect regulation will not have a material adverse effect on the Company in the future.


ERISA

            Certain of the Company's services are subject to the provisions of ERISA. ERISA governs certain aspects of the relationship between employer-sponsored healthcare benefit plans and certain providers of services to such plans through a series of complex laws and regulations that are subject to periodic interpretation by the Internal Revenue Service and the Department of Labor. In some circumstances, and under certain customer contracts, the Company may be expressly named as a "fiduciary" under ERISA, or be deemed to have assumed duties that make it an ERISA fiduciary, and thus be required to carry out its operations in a manner that complies with ERISA requirements in all material respects. There can be no assurance that continuing ERISA compliance efforts or any future changes to the applicable ERISA requirements will not have a material adverse effect on the Company.

The Budget Act

            In August 1997, Congress enacted the Budget Act. The Medicare-related provisions of the Budget Act are designed to reduce Medicare expenditures over the next five years by $115 billion, compared to projected Medicare expenditures before adoption of the Budget Act. The Congressional Budget Office projected in July 1997 that $43.8 billion of the reductions would come from reduced payments to hospitals, $21.8 billion from increased enrollment in managed care plans and $11.7 billion from reduced payments to physicians and ambulatory care providers. The five-year savings in projected Medicare payments to physicians and hospitals would be achieved under the Budget Act by reduced fee-for-service reimbursement and by changes in managed care programs designed to increase enrollment of Medicare beneficiaries in managed care plans. The increase in Medicare enrollment in managed care plans would be achieved in part by allowing provider-sponsored organizations and preferred provider organizations to compete with Medicare health maintenance organizations for Medicare enrollees.

            Prior to adoption of the Budget Act, the states were prohibited from requiring Medicaid recipients to enroll in managed care products that covered only Medicaid recipients. The Medicaid laws required that the states enroll Medicaid recipients in products that also covered a specific number of commercial enrollees. This requirement of the Medicaid laws was intended to limit the ability of states to reduce coverage levels for Medicaid recipients below those offered to commercial enrollees. Under prior law, the Secretary of the Department of Health and Human Services could waive the prohibition. The Medicaid-related provisions of the Budget Act give states broad flexibility to require most Medicaid recipients to enroll in managed care products that only cover Medicaid recipients, without obtaining a waiver from the Secretary of the Department. The Budget Act also allows states to limit the number of managed care organizations with which the state will contract to deliver care to Medicaid beneficiaries. These changes could have a positive impact on the Company's business, if they result in increased enrollment of Medicaid beneficiaries on managed care organizations and increased Medicaid spending on managed care. However, these changes also may have an adverse effect on the Company if a number of states decide to limit the number of managed care organizations with which they will contract and to select the organization solely on the basis of the cost of care, which could result in increased cost competition for state contracts.

            The Company cannot predict the effect of the Budget Act, or other healthcare reform measures that may be adopted by Congress or state legislatures, on its managed care operations and no assurance can be given that either the Budget Act or other healthcare reform measures will not have an adverse effect on the Company.

Other Proposed Legislation

            In the last five years, legislation has periodically been introduced at the state and federal level providing for new regulatory programs and materially revising existing regulatory programs. Any such legislation, if enacted, could materially adversely affect the Company's business, financial condition or results of operations. Such legislation could include both federal and state bills affecting the Medicaid programs which may be pending in or recently passed by state legislatures and which are not yet available for review and analysis. Such legislation could also include proposals for national health insurance and other forms of federal regulation of health insurance and healthcare delivery. It is not possible at this time to predict whether any such legislation will be adopted at the federal or state level, or the nature, scope or applicability to the Company's business of any such legislation, or when any particular legislation might be implemented. No assurance can be given that any such federal or state legislation will not have a material adverse effect on the Company

CAUTIONARY STATEMENTS--THE COMPANY

            This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's forward-looking statements are set forth below and elsewhere in this Form 10-K. All forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the cautionary statements set forth below. Additional cautionary statements regarding the Company's franchise operations business are set forth below.

Employees

            At December 31, 1997, the Company employed approximately 900 employees. The Company has not experienced any significant difficulty in filling open positions with qualified clinicians. None of the Company's employees is represented by a labor union and the Company is not aware of any current activities to organize any of its employees. Management considers the relationship between the Company and its employees to be good.

Insurance

            The Company maintains malpractice as well as errors and omissions insurance coverage for all professionals who perform services on behalf of the Company and its managed entities. Along with the coverage of individuals, the Company also has the same coverages for all owned and managed entities. The insurance is a primary coverage level of $1 million per occurrence/$3 million in the aggregate and excess coverage of $4 million per occurrence/$4 million in the aggregate. The Company also enters into facility management contracts, which are personal service agreements with the Company's staff to perform services and provide medical direction. Any actions performed by the Company's staff are directly covered by the malpractice policy; any actions taken by the Company's staff at a facility under a facility management contract at the direction of the facility's medical staff are covered under the errors and omission portion of the malpractice policy. Insurance for the facility, its staff and the entity are the responsibility of that facility. The Company believes its coverage's and limits are adequate for current operations.

Executive Officers of the Company

            Certain information with respect to the executive officers of the Company is set forth below:

                                                                         Age at
                                                                        December
            Name                 Position with the Company              31, 1997
-------------------------------  ------------------------------------  ---------
John H. Foster.................  Chairman of the Board, Chief
                                 Executive Officer and Director             55

Lawrence M. Davies.............  President, Chief Operating Officer
                                 and Director                               39

Mark D. Gibson.................  Corporate Controller and Chief
                                 Financial Accounting Officer               31

Massoud G. Hampton, Ph.D.......  Vice President of Clinical Services        47

Stanley F. Szczygiel...........  Vice President of Finance and
                                 Secretary                                  45

            JOHN H. FOSTER, has been Chairman of the Board and Chief Executive Officer of the Company since March 1991. Mr. Foster has been Chairman of the Board and Chief Executive Officer of NovaCare, Inc., a leading national provider of comprehensive medical rehabilitation services ("NovaCare"), since December 1984. Mr. Foster is a director of Corning Incorporated, an international corporation with business interests in specialty materials and communications. Mr. Foster is the founder and Chairman of the Board of Foster Management Company, an investment advisor, and general partner of various venture capital investment funds.

            LAWRENCE M. DAVIES, has been a director of the Company since January 1992 and its President since June 1993. Mr. Davies was Vice President of the Central Division of the Contract Services Group of NovaCare from June 1992 to May 1993 and Division Vice President of the Midwest Region of the Contract Services Group of NovaCare, from September 1988 to May 1992. From January 1987 to August 1988, Mr. Davies was Director of Corporate Development for NovaCare. Mr. Davies was manager of Mergers and Acquisitions for Foster Medical Corporation from August 1984 to December 1986.

            MARK D. GIBSON has been Corporate Controller and Chief Accounting Officer of the Company since August 1997. From August 1995 to August 1997, Mr. Gibson was the Director of Financial Planning and Analysis for the Company. From 1992 to 1995, Mr. Gibson worked in the Auditing Services Group for Price Waterhouse LLP and from 1988 to 1991 was employed in the audit department of Laventhol & Horwath.

            MASSOUD G. HAMPTON, Ph.D. has been Vice President of Clinical Services for the Company since February 1994. Dr. Hampton was the founder and Director of the Institute of Aging at St. Vincent Hospital and Healthcare Centers from December 1985 to January 1994. Dr. Hampton is a licensed clinical psychologist and hold a Ph.D. in Life Span Developing and Aging from Indiana University and an M.S. in Developmental Psychology from Indiana State University. Dr. Hampton has also completed a post doctoral fellowship in geriatric psychology at the University of Notre Dame. Dr. Hampton has served as Chairman for the Central Indiana Council on Aging and as a delegate to the White House Conference on Aging. In 1993, Dr. Hampton received the Indiana Public Foundation Award for Gerontology. From 1987 to 1993, Dr. Hampton was an adjunct professor of psychology at Indiana University.

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

ITEM 2. PROPERTIES.

            The Company's principal executive offices are located at 1060 First Avenue, King of Prussia, Pennsylvania. In addition, the Company leases other office space and clinical facilities in various locations across the United States. See Note 13 of Notes to the Company's Consolidated Financial Statements for information concerning the Company's leases for its office and patient care facilities. The Company does not anticipate that it will experience any difficulty in renewing any such leases upon their expiration or obtaining different space on comparable terms if such leases are not renewed. The Company believes that these facilities are well maintained and are of adequate size for present needs and planned expansion in the near future.

ITEM 3. LEGAL PROCEEDINGS.

            From time to time, the Company is a party to certain claims, suits and complaints which arise in the ordinary course of business. During 1996, certain Medicare Part B and related co-insurance billings previously submitted by one of the Apogee subsidiaries were selected for review by the Office of the Inspector General of the Department of Health and Human Services ("OIG") and the Department of Justice ("DOJ"). Apogee has been informed by the DOJ that the review is a civil matter relating to billings for services to Medicare patients in long-term care facilities in the State of Florida during the period from approximately January 1994 through mid-1995. During the pendency of this review, the Medicare intermediary has suspended all Medicare payments to this subsidiary. It is the Company's policy to comply with all federal, state and local laws, including those applicable to the Medicare program. In December 1997, the Company and representatives from the United States Attorney's office reached an agreement in principle that would settle all of the OIG's civil claims against the Company relating to this matter for a payment of $3,000. This tentative agreement is subject to the final approval by the appropriate officers of the DOJ and OIG. Throughout this process, the Company has been fully cooperating with the review and anticipates reaching a definitive agreement in 1998. The Company has established a reserve for the above amount, which is included with Accrued Expenses and Other Accrued Liabilities, in the accompanying 1997 Consolidated Balance

Sheet. The final agreement, when reached, is not expected to materially differ from the terms outlined above.

            In March 1998, the Company received notification that the Medicare intermediary in California has completed a post payment medical review of billings previously submitted and paid between 1990 and 1994. Based on the results of their review, the intermediary has requested a refund of approximately $1,200,000. Services were denied primarily on the basis of medical necessity and incomplete documentation. The Company has not yet completed its review of the intermediary's findings, but anticipates requesting an administrative hearing. At December 31, 1997, the Company fully reserved the above amount.

            Currently, there are no other such claims, suits or complaints which, in the opinion of management, would have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

            The Company Common Stock is quoted on the American Stock Exchange under the symbol APG. As of March 31, 1998, there were approximately 100 shareholders of record and over 1,500 beneficial holders of the common stock. The following table sets forth the reported high and low sale prices of the company common stock for the periods indicated. The Company's common stock was quoted on the National Association of Securities Dealers Automated Quotation National Market System ("NASDAQ") prior to July 11, 1997. All stock price data prior to July 11, 1997 reflect the high and low sale prices as reported on NASDAQ. The Company has never paid cash dividends on the Company
Common Stock.

                                                          HIGH            LOW
                                                          ----            ---
Fiscal Year Ended December 31, 1996
         First Quarter ...........................        10 3/4         3 1/2
         Second Quarter ..........................         8 1/4         5 3/8
         Third Quarter ...........................           7           5 1/4
         Fourth Quarter ..........................        6 15/16        3 1/8
Fiscal Year Ended December 31, 1997
         First Quarter ...........................        4 5/8          3 3/8
         Second Quarter ..........................        4 9/16         2 7/8
         Third Quarter ...........................        4 5/8          2 3/8
         Fourth Quarter ..........................        3 1/4         1 11/16

            Over the past several years, the Company's common stock price has been subject to significant volatility. If net revenues or earnings fail to meet expectations of the investment community, there could be an immediate and significant adverse impact on the trading price for the Company's common stock.

            No dividends have been declared on the common stock since the Company's inception. The Company does not expect to declare any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

            The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the accompanying notes presented elsewhere herein.

                  (Dollars in thousands, except per share data)

                                                 YEARS ENDED DECEMBER 31,
                         -----------------------------------------------------------------------
                               1997           1996           1995           1994          1993
                               ----           ----           ----           ----          ----
INCOME STATEMENT
DATA:
Net revenues ........   $    70,144    $    78,727    $    68,269    $    33,473   $     6,626
Gross profit ........        15,942         18,640         17,737          8,216           403
(Loss) income from
operations ..........       (59,672)       (12,826)        (2,924)           149        (2,445)
Net (loss) income ...       (61,218)       (13,594)        (2,451)           387        (2,831)
Basic and diluted net
(loss)  income per
common share (1) ....         (6.17)         (1.39)         (0.26)          0.06         (0.68)
Weighted average shares
outstanding basic
and diluted (1) .....     9,921,374      9,786,599      9,414,839      6,883,215     4,154,864

BALANCE SHEET DATA:                                  AS OF DECEMBER 31,
                         -----------------------------------------------------------------------
                               1997           1996           1995           1994          1993
                               ----           ----           ----           ----          ----
Current assets ......   $     9,958    $    16,445    $    29,886    $    42,179   $     2,653
Total assets ........        43,600         97,783        109,051         95,123         9,061
Current liabilities .        37,604         23,547         23,305         12,990         2,536
Total debt ..........        14,700         12,808         11,246         10,040         9,880
Stockholders' equity
(deficit) ...........         4,713         65,181         78,739         74,561        (4,427)

(1) The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which establishes new standards for computing and presenting earnings per share by replacing the presentations of weighted shares outstanding, inclusive of common stock equivalents, with a dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the dilutive effect of all stock options, shares contingently payable in connection with certain acquisitions and convertible debentures. Prior period earnings per share information has been restated in accordance with SFAS 128.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            The Company operates multi-disciplinary outpatient behavioral health group practices and is one of the largest providers of outpatient behavioral health services in the United States. The Company provides behavioral health and related services, principally at free-standing clinics. The Company operates behavioral health clinics located in 13 states and the District of Columbia. At December 31, 1997, the Company's outpatient operations were principally concentrated in Florida, Maryland, New Jersey, Pennsylvania, Virginia and Wisconsin.

            Largely through its Integra Division, the Company also provides managed behavioral health services through full and shared risk arrangements with employers and managed care organizations to perform behavioral health services on a capitated, sub- capitated and case rate basis. In addition, the Company provides an array of managed behavioral health services including: employee assistance programs; third party clinical case management and claims adjudication.

            During December 1997, the Company announced its plans to sell and divest its outpatient behavioral health group practice operations (the "Sale"). The Company entered into an agreement to sell substantially all of the assets of the outpatient behavioral health group practice business, except for practices located in the Western region of the United States which the Company plans to divest. See Notes 3 and 12 in the accompanying Consolidated Financial Statements of the Company. The consummation of the Sale will result in the divestiture by the Company of substantially all the assets and business of the Company's outpatient behavioral health practices. As of December 31, 1997, the outpatient behavioral health practice business accounted for approximately eighty-four percent (84%) of the assets of the Company (before the impact of the write down of assets held for sale and the impact of the restructuring charge - see below); and for the year ended December 31, 1997 approximately eighty-three percent (83%) of the Company's net revenues. After the Closing Date, the Company will no longer operate outpatient behavioral health practices and its primary business activity will be managed behavioral healthcare through its Integra Division. As a result of the Sale, the Company will be a significantly smaller company in terms of revenues and assets.

            The Company's Board of Directors believes the terms of the Sale are fair to, and in the best interest of the Company and its shareholders. In making its recommendation, the Company considered the condition, prospects and strategic direction of the Company's outpatient business. The Company also considered the current constraints on its ability to finance future growth and the positive effect the sale of assets and the repayment of debt would have on the Company's ability to obtain additional financing. If the Sale is not consummated, the Company will pursue other strategic alternatives and will be required to refinance its revolving Credit Facility and obtain additional financing. See "Liquidity and Capital Resources."

Results of Operations

            The consolidated financial statements include the accounts of the Company and all wholly owned and beneficially owned subsidiaries. Because of corporate practice of medicine laws in certain states in which the Company operates, the Company does not own the professional corporations which operate the professional and clinical aspects of the outpatient behavioral healthcare practices in those states, but instead has the contractual right to designate, in its sole discretion and at any time, the licensed professional who is the owner of the capital stock of the professional corporation at a nominal cost ("Nominee Arrangements"). In addition, the Company enters into exclusive long-term management services agreements ("Management Services Agreements") with the professional corporations. Through the Management Services Agreements, the Company has exclusive authority over decision making relating to all major ongoing operations of the underlying professional corporations with the exception of the professional aspects of the practice of psychiatry, psychology and other professional behavioral healthcare services as required by certain state laws. Under the Management Services Agreements, the Company establishes annual operating and capital budgets for the professional corporations and compensation guidelines for the clinical professionals. The Management Services Agreements generally have initial terms of ten years or greater. The method of computing the management fees varies by contract. Management fees are based on either (i) billings of the affiliated practice less the amounts necessary to pay professional compensation and other professional expenses or (ii) a license fee per location, reimbursement of direct costs, reimbursement of marketing costs plus a markup, and a flat administrative fee or
(iii) a percentage of gross receipts of the affiliated practice. In all cases, these fees are meant to compensate the Company for expenses incurred in providing covered services plus a profit. These interests are unilaterally saleable and transferable by the Company and fluctuate based upon the actual performance of the operations of the professional corporations.

            Through the Nominee Arrangements, the Company has a significant long-term financial interest in the affiliated practices and, therefore, according to Emerging Issues Task Force No. 97-2 "Application of FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, and APB Opinion No. 16, Business Combinations, to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangement", the Company must consolidate the results of the affiliated practices with those of the Company. Because the Company must present consolidated financial statements, net revenues are presented in the accompanying Consolidated Statements of Operations. All significant intercompany accounts and transactions, including management fees, have been eliminated.

                                                                              24
            The following table sets forth, for the periods indicated, the relative percentages which certain items in the Company's Consolidated Statements of Operations bear to net revenues:

                                                      Years Ended December 31,
                                                ---------------------------------
                                                    1997       1996       1995
                                                   -----      -----      -----
Patient service revenue                             85.1%      92.1%      93.4%
Premium revenue                                     14.9%       7.9%       6.6%
                                                   -----      -----      -----
Total net revenues                                 100.0%     100.0%     100.0%
Gross profit                                        22.7%      23.7%      26.0%
Selling and administrative expenses                 14.9%      14.2%      14.4%
Provision for doubtful accounts                      6.0%       5.0%       5.0%
Amortization of assets held for sale
  and excess cost over fair value of
  net assets acquired                                3.5%       2.9%       2.7%
Write down of assets held for sale                  54.7%
Restructuring and other charges                     28.7%      17.9%       8.2%
                                                   -----      -----      -----
Loss from operations                               (85.1%)    (16.3)%     (4.3)%
Interest expense (includes other expenses)           2.1%       1.0%        .8%

Interest (income)                                    (.1)%      (.2)%     (1.6)%
                                                   -----      -----      -----
Loss before income taxes                           (87.1%)    (17.1)%     (3.5)%
Provision for income taxes                            .2%        .2%        .1%
                                                   -----      -----      -----
Net loss                                           (87.3)%    (17.3)%     (3.6)%
                                                   =====      =====      =====

Total Net Revenues

Patient Service Revenue

            Patient service revenue is reported when earned at time of service at the estimated amounts to be realized through payments from patients, third party payors and others for services rendered. Third party reimbursement is initially billed at "usual, customary and reasonable" market rates. Aggregate billings are adjusted when recorded to reflect the estimated amounts realizable from third party payors based on the Company's historical experience and contractual rates established with the payors. Patient service revenue represents billings of the Company's operations other than its behavioral managed care division, Integra, which are principally comprised of the outpatient group practice business and long-term care behavioral health business which the Company exited in December 1996.

            Patient service revenue for 1997 decreased to $59,719 from $72,495 in 1996. This decrease is primarily a result of the impact of operations which were discontinued or downsized in conjunction with the Company's restructuring in the fourth quarter of 1996 including the Company's long term care operations. After adjusting for the impact of these operations, base business revenues decreased approximately $5,000, primarily as a result of continued reimbursement pricing pressure from managed care and other third party payors and the disappointing operating results of selected Western Region outpatient practices.

            Patient service revenue for 1996 increased to $72,495 from $63,760 in 1995. This increase is a result of acquisitions made during 1995 and 1996. After adjusting for the impact of closing certain long term care operations as a result of the Company's 1995 restructuring, base business revenues decreased approximately $4,400, primarily as a result of: 1) reduced revenue volume in certain long term care markets where the Company continued to provide service during 1996, but was not actively replacing terminated direct care providers; and 2) the loss of several group practice contracts in late 1995, partially offset by increased volumes from other payors/patients.

Premium Revenue

            Premium revenues pertain to the Company's Integra Division which maintains a portfolio of agreements with managed care organizations and corporations to provide inpatient and outpatient behavioral health services. Revenues are primarily generated by capitated managed behavioral health and employee assistance programs. The fees are defined by contract and are primarily calculated on a fixed per-member per month fee. Revenues under these contracts are recorded in the month for which the member is entitled to services. Generally, these membership contracts are on a one to three year basis subject to cancellation by either party without cause at any time with thirty to ninety days written notice. Integra had approximately 600,000, 425,000 and 350,000 covered lives at December 31, 1997, 1996 and 1995, respectively.

            The Company estimates the cost of providing services under these agreements, including a reserve for services incurred, but not reported, based upon authorized services, past claim payment experience for member groups and other facts. The Company typically does not subcapitate the risk of providing services under these contracts, but arranges discounted fee-for-service rates with independent inpatient and outpatient behavioral health providers, which the Company manages. Integra utilizes certain Apogee outpatient behavioral health practices as part of the provider network. The Company anticipates that where practicable, it will continue to utilize these outpatient behavioral health practices as network providers at the existing or comparable rates which it believes are at fair market. The Company believes there is a ready supply of service providers in these markets, and accordingly, is not dependent on the Apogee outpatient behavioral health practices for the delivery of service to their contracts.

            Under capitated contracts, the Company is responsible for ensuring appropriate access to care and bears the risk for utilization levels and pricing of the cost of services performed under these contracts. The Company believes the future revenues under these contracts will exceed the costs of services it will be required to provide under the terms of the contracts. An underestimation in the utilization or price of services for these contracts could result in material losses to the Company. Historically, Integra has managed these capitated contracts profitably. The Company maintains no re-insurance against the risk of loss under these contracts, however the Company maintains malpractice and errors and omission insurance coverage for all professionals who perform services on behalf of the Company.

            Premium revenues for 1997 increased 67% to $10,425 from $6,232 in 1996. Approximately 58% of this increase was from expansion of services provided under managed care contracts principally due to securing additional Medicaid lives through a contract with a health maintenance organization in New York. The remaining increase was a result of new contracts and increased enrollment in the Company's employee assistance programs and third party clinical case management and claims adjudication services.

            Premium revenues for 1996 increased 38% to $6,232 from $4,509 in 1995 primarily due to new contracts and increased enrollment in the Company's employee assistance programs and third party clinical care management and claims adjudication services.

Gross Profit

            Gross profit comprises net revenues less personnel, field management, facility and other costs and expenses directly associated with the delivery of services. Gross profit decreased to $15,942 in 1997 from $18,640 in 1996. This decrease is primarily a result of the impact of operations which were discontinued or downsized in conjunction with the Company's restructuring in the fourth quarter of 1996. After adjusting for the impact of these operations, gross profit from base business decreased approximately $200 due largely to continued reimbursement pricing pressure from managed care and other third party payors and the disappointing operating results of selected Western Region outpatient practices, partially offset by the continued expansion of the Company's behavioral managed care business.

            Gross profit increased to $18,640 in 1996 from $17,737 in 1995. This increase is due to acquisitions made during 1995 and 1996. After adjusting for the impact of closing certain long term care operations as a result of the Company's 1995 restructuring, gross profit from base business decreased approximately $2,000, primarily as a result of: 1) the loss of several group practice contracts in late 1995; 2) clinician turnover/productivity at certain group practice operations; and 3) investment in clinical and field support positions.

Selling and Administrative Expenses

            Selling and administrative expenses are primarily comprised of corporate office, regional management and centralized billing expenses. Selling and administrative expenses decreased to $10,447 in 1997 from $11,179 in 1996, due to a combination of reduced administrative costs as a result of discontinued or downsized operations and the Company's ongoing administrative cost containment initiatives.

            Selling and administrative expenses increased to $11,179 in 1996 from $9,839 in 1995. This increase is a result of continued investment in infrastructure and selling and administrative expenses from the businesses acquired in 1995 and 1996. Selling and administrative expenses as a percentage of net revenues remained consistent at 14%.

Provision for Doubtful Accounts

            The provision for doubtful accounts increased to $4,226 in 1997 from $3,886 in 1996. This increase is primarily attributable to increased allowances recorded for the Western Region outpatient operations in connection with the Company's exit from these markets. The provision for doubtful accounts increased to $3,886 in 1996 from $3,408 in 1995. This increase is attributable to higher net revenues as the provision for doubtful accounts remained consistent at 5% of net revenues for both years. The provision for doubtful accounts is estimated based on an ongoing review of collectibility of the Company's accounts receivable. The Company believes the provision for doubtful accounts and the associated allowance for doubtful accounts are adequate based on management's ongoing review of collectibility. At December 31, 1997 and 1996, the Company's balance sheet allowance for doubtful accounts contained $3,742 and $3,956, respectively, in allowances associated with long-term care billings and outpatient locations which the Company has shut down. See Note 5 in the accompanying 1997 Consolidated Financial Statements.

            The Company recorded additional accounts receivable reserves of $1,400 and $2,700 in 1997 and 1996, respectively, pertaining largely to the Company's long-term care business which the Company exited in 1996. The amounts were included as a component of "Restructuring and Other Charges" in the accompanying Consolidated Statements of Operations (see Restructuring and Other Charges below). Including these amounts, the provision for doubtful accounts would have been 8% of net revenues in both 1997 and 1996.

            The Company recorded additional accounts receivable reserves of $2,700 and $1,025 in 1996 and 1995, pertaining to the Company's long-term care business. The amounts were included as a component of "Restructuring Charges" in the accompanying Consolidated Statements of Operations (see Restructuring and Other Charges below). Including these amounts, the provision for doubtful accounts would have been 8% and 6% of net revenues in 1996 and 1995, respectively. This increase is attributable to the increased reserves and allowances for long-term care receivables which the Company recognized in connection with its decision to exit this market.

Amortization of Intangible Assets and Excess Cost Over Fair Value of Net Assets Acquired

            Amortization of intangible assets and excess cost over fair value of net assets acquired increased to $2,441 in 1997 from $2,301 in 1996. After the completion of the Sale and divestiture, the Company will be substantially smaller in terms of both assets and net revenues. In light of the repositioning of the Company as a managed behavioral healthcare company and continuing changes in the managed health care industry, the Company in the fourth quarter of 1997, changed its estimated useful life for the excess of cost over fair value of assets acquired from 40 years to 25 years. Amortization expense increased approximately $300 in the fourth quarter as a result of this change in estimate.

            Amortization of intangible assets and excess cost over fair value of net assets acquired increased to $2,301 in 1996 from $1,814 in 1995. This increase was due to additional businesses acquired in 1996 and the full year of amortization for businesses acquired in 1995.

Write Down of Assets Held For Sale

            Based on the fair market value established by the Purchase Agreement with PsychPartners, the Company recorded a charge of $38,400 to write down the carrying amounts of these businesses to their estimated fair value less cost to sell. The Sale will close as soon as practicable after approval of the Purchase Agreement by the holders of a majority of the outstanding shares of the Company Common Stock. The Company anticipates completing this Sale in the second quarter of 1998. Net revenues for the outpatient group practices were approximately $58,056, $61,237 and $48,349 and recorded (loss) income from operations of ($2,696), ($783), and $836 in 1997, 1996 and 1995, respectively, excluding the above write down of assets and restructuring and other charges.

Restructuring and Other Charges

            This charge is comprised of the following:


                                                   Years Ended December 31,
                                             -----------------------------------
                                               1997          1996          1995
                                             -------       --------      -------
Restructuring charges ................       $14,200       $ 9,650       $ 5,600
Long-term care reserves ..............         5,900         4,450
                                             -------       -------       -------
                                             $20,100       $14,100       $ 5,600
                                             =======       =======       =======

Restructuring Charges:

            In December 1997, the Company recorded a provision for restructuring pertaining to the Company's decision to divest the outpatient group practices which were not sold to PsychPartners and to reorganize corporate office functions to reflect the exit from the outpatient business. The writedown of assets includes a goodwill impairment charge of $10,287 associated with the operations the Company is exiting. The remainder of the write down of assets consists primarily of fixed assets related to the discontinued operations. Contract termination costs pertain primarily to accrued costs for lease terminations, and storage of clinical records. Employee severance costs include the accumulation of benefits set forth in the Company's severance policy which will be paid to approximately 200 of the Company's employees who will be terminated as a result of the restructuring plan. The primary employee groups affected include clinical and administrative personnel at Western Region clinic locations and regional and corporate staff. At December 31, 1997, the full balance remained for both contract termination costs and employee severance as no amounts were paid out prior to year end. The Company anticipates the restructuring plan will be substantially completed in 1998.

            Subsequent to completion of this plan and the Sale to PsychPartners, the Company's operations will consist primarily of its Integra Division through which the Company provides managed behavioral health services. The Company believes the benefit of exiting the outpatient behavioral health business will be the opportunity to focus full management and Company resources to the Integra Division which historically has been profitable and has generated strong same store revenue growth.

            The following unaudited pro forma results of operations were prepared as if the discontinuation and sale of the Company's operations other than the Integra Division were effective January 1, 1996. This pro forma financial information is presented for informational purposes only, and is not necessarily indicative of the results that would have actually occurred or the results that may occur in the future.

                                                          Years Ended December 31,
                                                    ---------------------------------
                                                        1997                1996
                                                    --------------     --------------
                                                      (Unaudited)       (Unaudited)
Net revenues ...............................           $10,425           $ 6,232
Income from operations .....................             1,224                19

            During 1997, the Company also completed execution of the 1996 restructuring plan which discontinued the Company's long-term care operations, exited and consolidated underperforming outpatient locations and reduced management and overhead costs. Under these plans, approximately 300 of the Company's employees were terminated and the Company wrote off assets consisting primarily of goodwill in the amount of $5,850.

            The following summarizes the Company's restructuring activity:

                                                            Restructure                         Restructure
                          1995        1996       Amounts     Balance at   1997        Amounts    Balance at
                      Restructure  Restructure Utilized in   December  Restructure   Utilized    December
                       Provision    Provision  1995 & 1996   31, 1996   Provision     in 1997    31, 1997
                      ----------   ----------  ----------   ---------  ----------     --------  ---------
Write down of assets      $4,400       $7,975     $11,272      $1,103     $11,622      $12,477      $248
Contract Termination         726          985         726         985       2,253          645     2,593
Employee severance costs     474          690         549         615         325          563       377
                          ------       ------     -------      ------     -------      -------    ------
                          $5,600       $9,650     $12,547      $2,703     $14,200      $13,685    $3,218
                          ======       ======     =======      ======     =======      =======    ======

Long-Term Care Reserves:

            The long-term care reserves pertain largely to reserves established by the Company for billings for services to Medicare patients in long-term care facilities. At December 31, 1996, the Company established a reserve for potential settlement of the Florida Medicare review of $1,300, which it believed to be adequate based on the preliminary results of the review at this time. As explained below, the Company reached a tentative agreement of $3,000 to settle this matter in December 1997. Accordingly, the Company has reserved an additional $1,700 at December 31, 1997, to cover the anticipated settlement of this review. The Company also reserved $1,400 against the suspended accounts receivable with the Florida intermediary.

            In March 1998, the Company received notification that the Medicare intermediary in California has completed a post payment medical review of billings previously submitted and paid between 1990 and 1994. Based on the results of their review, the intermediary has requested a refund of approximately $1,200. Services were denied primarily on the basis of medical necessity and incomplete documentation. The Company has not yet completed its review of the intermediary's findings, but anticipates requesting an administrative hearing. At December 31, 1997, the Company fully reserved the above amount. In addition, the Company has recorded a reserve of $1,600 for other potential exposures pertaining to long-term care services.

            Although management believes that established reserves for the above are sufficient, it is possible that the final resolution of these matters may exceed the established reserves by an amount which could be material to the Company's results of operations. The Company does not believe the ultimate outcome of these matters will have a material adverse effect on the Company's overall financial condition, liquidity or operations.

            Of the total 1997 restructuring and other charges, approximately $5,000 related to amounts to be paid in cash. The non-cash portion of the charges relates to the write-off of certain assets, principally goodwill associated with Western Region outpatient operations and reserves established for long-term care services for denied claims.

Interest Expense

            Interest expense increased to $1,474 in 1997 from $763 in 1996 due primarily to a higher average outstanding debt balance during 1997 than in 1996. Interest expense increased to $763 in 1996 from $498 in 1995 due primarily to a higher average outstanding debt balance during 1996 than in 1995.

Interest Income

            Interest income decreased to $30 in 1997 from $116 in 1996 due to a lower average outstanding investment portfolio balance during 1997. Interest income decreased to $116 in 1996 from $1,078 in 1995 due to a lower average outstanding investment portfolio balance during 1996.

Medicare Review

            During 1996, certain of the Company's Medicare Part B and related co-insurance billings previously submitted were selected for review by the Office of the

Inspector General of the Department of Health and Human Services ("OIG") and the Department of Justice ("DOJ"). The Company has been informed by the DOJ that the review is a civil matter relating to billings for services to Medicare patients in long-term care facilities in the State of Florida during the period from approximately January 1994 through mid-1995. During the pendency of this review, the Medicare intermediary has suspended all Medicare payments to this subsidiary. It is the Company's policy to comply with all federal, state and local laws including those applicable to the Medicare program. In December 1997, the Company and representatives from the United States Attorney's office reached an agreement in principle that would settle all of the OIG's civil claims against the Company relating to this matter for a payment of $3,000. This tentative agreement is subject to the final approval by the appropriate officers of the DOJ and OIG. Throughout this process, the Company has been fully cooperating with the review and anticipates reaching a definitive agreement in 1998. As described above in "Long Term Care Reserves," the Company has established a reserve for the above amount, which is included with Accrued Expenses and Other Accrued Liabilities in the accompanying 1997 Consolidated Balance Sheet. The final agreement, when reached, is not expected to materially differ from the terms outlined above.

Liquidity and Capital Resources

            Net cash provided by operations was $1,792 in 1997, compared to net cash provided by operations of $2,531 in 1996. Cash and cash equivalents remained fairly consistent, decreasing from $2,299 at December 31, 1996 to $2,154 at December 1997. In 1997, the Company used $1,293 in cash for capital expenditures compared with $1,345 in 1996.

            At December 31, 1997, the Company had a working capital deficit of $27,646. This deficit is primarily attributable to the current classification of the Company's revolving credit facility ("Credit Facility") and accrued liabilities of $9,018 which pertain to the Company's sale of and exit from outpatient behavioral group practice business and reserves established for its long term care operations which were discontinued in 1996.

            In April 1996, the Company entered into an agreement with PNC Bank to establish the revolving Credit Facility for up to a maximum of $15,000. Borrowings availability under this Credit Facility are based on the Company's earnings before interest, income taxes, depreciation and amortization, and the value of selected assets, principally accounts receivable and property and equipment; subject to various financial and non-financial covenants; and secured by substantially all of the assets of the Company. Borrowings under this facility bear interest at the bank's prime rate plus 1.0% or LIBOR plus 2.85%. The weighted average interest rate on outstanding borrowings at December 31, 1997 was 8.8%. The proceeds of this Credit Facility are available for future acquisitions, working capital and general corporate purposes. In March 1997, the Credit Facility was amended to reset various financial covenants to reflect the Company's restructuring and other charges incurred in 1996. In addition, the bank retained discretion for borrowings in excess of $12,000.

            At December 31, 1997, the Company was in default of certain financial covenants contained in the Credit Facility. The bank has waived the covenant violations and extended the additional borrowings contingent upon consummation of the Sale to PsychPartners at which point the Company has agreed to repay all existing bank debt with proceeds from the Sale. Through March 25, 1998, total advances under the Credit Facility were $14,300 and are payable at the earlier of April 30, 1998 or the closing date of the sale to PsychPartners.

            The Company anticipates that the net proceeds from the Sale to PsychPartners will primarily be used to repay bank debt, fund payment of acquisition notes and contingent consideration and settlement of the Florida Medicare review (see above). The Company estimates that approximately $4,000 of the net proceeds of the Sale will be available to the Company for general corporate purposes and to invest in future growth. The Sale is expected to close in the second quarter of 1998. The Company intends to establish a new credit facility with the bank after the original Credit Facility is repaid. The Company expects this facility will provide between $7,000 and $10,000 in borrowings availability in future periods.

            If the Sale is not consummated, the Company will be required (i) to either continue operating the outpatient behavioral healthcare business or attempt to locate another buyer for the outpatient behavioral healthcare business and (ii) to refinance its revolving Credit Facility and obtain additional financing. The Company estimates additional cash needs of approximately $7.0 million will be required during 1998 for contingent payments, seller notes and for restructure related activities. The Company has obtained a letter of intent from PNC Bank indicating their present intention to keep the existing Credit Facility in place and to expand the Credit Facility to $22,000. The preceding letter of intent would be subject to, among other things, PNC Bank obtaining guarantees to partially collateralize the Credit Facility.

            The Company has entered into an agreement with the Investment Partnerships which are significant stockholders of the Company and are managed by Foster Management Company, an affiliated party, to obtain their commitment to guarantee the additional $7,000 of financing. In return, the investment funds will receive the following: (i) a commitment fee of 2% of the guaranteed amount;
(ii) a draw down fee of 2% on borrowings in excess of $15,000; (iii) an unused commitment fee of 1/2% per annum; and (iv) the Apogee Warrants to purchase 400,000 shares of Company Common Stock at a price of $0.05 per share or, in the event the Sale is not consummated, a transaction fee of $3,500 payable on April 30, 1999. The Investment Partnerships have indicated to the Company that they intend to seek one or more financial institutions as participants in such guarantees. In recognition of the Company's need to evaluate other potential guarantors and the terms they may offer, the Company was given the right to accept proposals from other potential guarantors. In the event the Company terminates the Investment Partnerships' obligations because it has secured more favorable financing arrangements, the Company shall be obligated to pay such Investment Partnerships the commitment fee described in clause (i) above. In addition, the Company shall be obligated to pay (a) 30% of the Apogee Warrants if such termination occurs on or after March 30 and before April 6, 1998, (b) 60% of the Apogee Warrants if such termination occurs on or after April 6, 1998 and before April 13, 1998 and (c) 90% of the Apogee Warrants if such termination occurs thereafter.

            The Company believes that the cash flow generated by the Company's operations, together with its existing cash and either the proceeds from the Sale, or in the event the Sale is not consummated the availability of additional borrowings under the expanded Credit Facility, will be sufficient to meet the Company's cash requirements in 1998.

            The Company's current ratio, working capital and debt to equity ratio are set forth below for the dates indicated:

                                      December 31, 1997     December 31, 1996
                                      ----------------      ----------------
           Current Ratio                   .26:1                 .70:1
           Working Capital
           Deficit                      ($27,646)             ($ 7,102)
           Debt to Equity                  3.1:1                 .20:1

Inflation

            A significant portion of the Company's operating expenses have been subject to inflationary increases, including clinical and administrative salaries and rent expense. Based on management's assessment, the Company has historically been unable to substantially offset inflationary increases through price increases but believes the Company has somewhat mitigated the effect by expanding services and increasing operating efficiencies. There can be no assurance that the Company will be able to offset future inflationary increases in expenses, if any which would result in a dilutive impact on the Company's future earnings.

CAUTIONARY STATEMENT

            Matters discussed above contain forward-looking statements that are based on the Company's estimates, assumptions and projections. Major factors which could cause results to differ materially from those expected by management include the timing and nature of reimbursement charges, the nature of changes in laws and regulations that govern various aspects of the Company's business, new criteria adopted to determine medical necessity for behavioral health services, the outcome of post-payment reviews of the Company's billings to Medicare patients in long-term care facilities, including a review in the State of Florida by the Department of Justice, successful renegotiation of the Company's Credit Facility, changes in procedures by third party payors, pricing of managed care and other third party contracts, the number and productivity of clinicians, the direction and success of competitors, management retention and unanticipated market changes.

                INTEGRA OPERATIONS AFTER THE CLOSING OF THE SALE

            The Company intends to operate as an independent behavioral managed care organization ("BMCO") under the name Integra, providing employee assistance programs and managed care services to employers and health maintenance organizations ("HMOs") after the Closing Date of the Sale. The behavioral managed care market is a $3.5 billion market and covered lives in this market have been growing at average annual rate of 14% since 1993. The Company intends to leverage its existing care outcomes protocols and clinical data systems developed by Integra to compete aggressively for greater market share.

BUSINESS

            Integra has a portfolio of agreements with managed care organizations and corporations to provide inpatient and outpatient behavioral health services. Revenues are primarily generated by capitated managed behavioral health and employee assistance programs. The fees are defined by contract and are primarily calculated on a fixed per-member per month fee. Revenues under these contracts are recorded in the month for which the member is entitled to services. Generally, these membership contracts are on a one to three year basis subject to cancellation by either party without cause at any time with thirty to ninety days written notice. Integra had approximately 600,000, 425,000 and 350,000 covered lives at December 31, 1997, 1996 and 1995, respectively.

            The Company estimates the cost of providing services under these agreements, including a reserve for services incurred, but not reported, based upon authorized services, past claim payment experience for member groups and other factors. The Company typically does not subcapitate the risk of providing services under these contracts, but arranges discounted fee-for-service rates with independent inpatient and outpatient behavioral health providers, which the Company manages. Integra utilizes certain Apogee outpatient behavioral health practices as part of the provider network. The Company anticipates that where practicable, it will continue to utilize these outpatient behavioral health practices as network providers at the existing or comparable rates which it believes are at fair market. The Company believes there is a ready supply of service providers in these markets, and accordingly, is not dependant on the Apogee outpatient behavioral health practices for the delivery of service to these contracts.

            Under capitated contracts, the Company is responsible for ensuring appropriate access to care and bears the risk for utilization levels and pricing of the cost of services performed under these contracts. The Company believes the future revenues under these contracts will exceed the costs of services it will be required to provide under the terms of the contracts. An underestimation in the utilization or price of services for these contracts could result in material losses to the Company. Historically, Integra has managed these capitated contracts profitably. The Company maintains no re-insurance against the risk of loss under these contracts, however the Company maintains malpractice and errors and omission insurance coverage for all professionals and facilities that perform services on behalf of the Company.

MANAGEMENT

            The Integra division currently has sufficient experienced operations management, clinical management, information systems and network management resources to implement the planned business strategy. In addition, management has experience in pricing and managing contracts on a capitated basis. Historically, Integra has managed capitated contracts profitably. Once the Sale is completed, the Company's corporate finance and senior management personnel will be consolidated with the Integra division to form the Company's management team. The Company plans to add sales and marketing personnel as well as clinical research staff once the Sale is completed.

MARKETING

            Integra expects to expand the promotion of its proprietary clinical outcomes data system, Compass(TM), as a differentiator of its "core EAP" and managed care products. Compass(TM) is one of the few clinical outcomes data systems available with the ability to provide data concurrent with treatment. The Company has hired additional sales personnel and expects to add additional staff, during 1998. The Company will focus on large Fortune 1000 customers and HMOs which desire quality managed behavioral care and clinical data driven decision making in their employee benefit plans. In addition, Integra will attempt to expand the use of Compass(TM) in other venues such as pharmaceutical data sharing and reseller agreements with health care information software companies.

ACQUISITIONS

            Once the Sale is completed, the Company expects to pursue acquisitions of smaller EAP and privately owned BMCO organizations on a selective basis. These candidates will fit an acquisition criteria which includes a clinical philosophy compatibility, anticipated ease of consolidation into Integra's operations and a complementary customer mix.


Year 2000 Compliance

        The Company is in the process of assessing the effects of Year 2000 software issues on its present information technology structure. As of December 31, 1997, that assessment, including a determination of the exposure of the Company's business processes to these issues and the need for, and estimated costs associated with, any necessary conversions had not been completed.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                  APOGEE, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

     ASSETS                                                     DECEMBER 31,
                                                           --------------------
                                                              1997         1996
                                                           --------    --------
Current assets:
     Cash and cash equivalents                             $  2,154    $  2,299

     Accounts receivable, net of allowance for doubtful
      accounts                                                5,939      11,096

     Other accounts receivable                                1,455       1,643

     Other current assets                                       410       1,407
                                                           --------    --------

     Total current assets                                     9,958      16,445

Property and equipment, net                                   2,426       3,359

Intangible assets and excess cost over fair value
  of net assets acquired, net                                31,031      77,381

Other assets                                                    185         598
                                                           --------    --------
                                                           $ 43,600    $ 97,783
                                                           ========    ========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                     $ 13,891    $  4,584
     Accounts payable                                         2,283       2,196
     Accrued expenses and other current liabilities          21,430      16,767
                                                           --------    --------

     Total current liabilities                               37,604      23,547

Long-term debt                                                  809       8,224
Other long-term liabilities                                     128         485
Deferred income tax liability                                   346         346
                                                           --------    --------
                  Total liabilities                          38,887      32,602
                                                           --------    --------
Commitments and contingencies

Stockholders' equity:
     Common stock, $.01 par value, 20,000,000
       shares authorized; issued and outstanding
       10,029,325 in 1997 and 9,822,570 in 1996                 100          98
     Capital in excess of par value                          86,349      85,624
     Accumulated deficit                                    (81,707)    (20,489)
     Deferred compensation                                      (29)        (52)
                                                           --------    --------
                  Total stockholders' equity                  4,713      65,181
                                                           --------    --------
                                                           $ 43,600    $ 97,783
                                                           ========    ========

    The accompanying notes are an integral part of these financial statements

                                  APOGEE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in thousands, except share and per share data)

                                                                 YEARS ENDED DECEMBER 31,
                                                                 ------------------------
                                                              1997           1996           1995
                                                              ----           ----           ----
Net revenues:
      Patient service revenue                          $    59,719    $    72,495    $    63,760
      Premium revenue                                       10,425          6,232          4,509
                                                       -----------    -----------    -----------
         Total net revenues                                 70,144         78,727         68,269
                                                       -----------    -----------    -----------
Cost of revenues:

      Patient service costs                                 48,383         56,700         48,619

      Premium service costs                                  5,819          3,387          1,913
                                                       -----------    -----------    -----------

         Total cost of revenues                             54,202         60,087         50,532
                                                       -----------    -----------    -----------

Gross profit                                                15,942         18,640         17,737

Selling and administrative expenses                         10,447         11,179          9,839

Provision for doubtful accounts                              4,226          3,886          3,408

Amortization of intangible assets and
  excess cost over fair value of net assets acquired         2,441          2,301          1,814

Writedown of assets held for sale                           38,400

Restructuring and other charges                             20,100         14,100          5,600
                                                       -----------    -----------    -----------

Loss from operations                                       (59,672)       (12,826)        (2,924)

Non-operating expenses (income):

      Interest expense                                       1,474            763            498

      Interest income                                          (30)          (116)        (1,078)

      Other expenses                                                                          30
                                                       -----------    -----------    -----------

Loss before income taxes                                   (61,116)       (13,473)        (2,374)

Provision for income taxes                                     102            121             77
                                                       -----------    -----------    -----------

Net loss                                               ($   61,218)   ($   13,594)   ($    2,451)
                                                       ===========    ===========    ===========

Basic and diluted net loss per common share            ($     6.17)   ($     1.39)   ($     0.26)
                                                       ===========    ===========    ===========

Weighted average shares outstanding,
  basic and diluted                                      9,921,374      9,786,599      9,414,839
                                                       ===========    ===========    ===========

    The accompanying notes are an integral part of these financial statements

                                  APOGEE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)

                                  Common Shares
                               ------------------
                                                     Capital in
                                                     excess of  Accumulated   Deferred
                                Number   Par value   par value    deficit   compensation  Total
                               --------  ---------   ---------  ---------   ------------  ------

Balance at December 31,
1994                            9,277    $     93    $ 79,008    ($ 4,444)   ($    96)   $ 74,561

Common stock issued in
connection
  with acquisitions              458           4       6,491                                6,495

Exercise of stock options                                  2                                    2

Common stock issued for
services
  rendered                         6                     111                                  111

Amortization of deferred
  compensation                                                                    21          21

Net loss                                                          (2,451)                 (2,451)
                            --------    --------    --------    --------    --------    --------

Balance at December 31,
1995                           9,741          97      85,612      (6,895)        (75)     78,739

Common stock issued in
connection
  with acquisitions              122           1         743                                 744

Common stock reversal            (40)                   (731)                               (731)

Amortization of deferred
  compensation                                                                    23          23

Net loss                                                         (13,594)                (13,594)
                            --------    --------    --------    --------    --------    --------

Balance at December 31,
1996                           9,823          98      85,624     (20,489)        (52)     65,181

Common stock issued in
connection
  with acquisitions              206           2         725                                 727

Amortization of deferred
  compensation                                                                    23          23

Net loss                                                         (61,218)                (61,218)
                            --------    --------    --------    --------    --------    --------

Balance at December 31,
1997                          10,029    $    100    $ 86,349    ($81,707)   ($    29)   $  4,713
                            ========    ========    ========    ========    ========    ========

    The accompanying notes are an integral part of these financial statements

                                  APOGEE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                           YEARS ENDED DECEMBER 31,
                                                       --------------------------------
                                                           1997       1996        1995
                                                         ------     ------       -----
Cash flows from operating activities:
  Net loss                                            ($61,218)   ($13,594)   ($ 2,451)
  Adjustments to reconcile net loss to net cash
    provided by operations:
    Depreciation and amortization                        3,289       3,309       2,554
    Provision for doubtful accounts                      4,226       3,886       3,408
    Non cash portion of asset write down,
      restructuring and other charges                   58,500      11,507       4,400

  Changes in assets and liabilities, net of
    effects of businesses acquired:
    Increase in accounts receivable                       (657)     (3,989)     (6,211)
    Decrease (increase) in other current assets            626        (548)     (1,506)
    Increase in accounts payable                            87         739         603
    (Decrease) increase in accrued expenses and
      other current liabilities                         (3,090)      1,829       3,516
    Increase (decrease) in other assets and
      other liabilities                                     29        (608)        (77)
                                                      --------    --------    --------
    Net cash provided by operating activities            1,792       2,531       4,236
                                                      --------    --------    --------

Cash flows from investing activities:
  Acquisition of business:
    Payments for acquisition of businesses, net of
    cash acquired
      of $524 in 1996, $795 in 1995                                 (4,108)    (10,102)
    Additional payments for businesses acquired in
    prior years                                         (2,590)     (6,770)     (5,964)
                                                      --------    --------    --------
      Net cash outlay for acquisition of businesses     (2,590)    (10,878)    (16,066)

  Disposition of businesses                                100
  Purchases of property and equipment                   (1,293)     (1,345)     (2,515)
                                                      --------    --------    --------
      Net cash used in investing activities             (3,783)    (12,223)    (18,581)
                                                      --------    --------    --------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                           111
  Proceeds from exercise of common stock options                                     2
  Proceeds from issuance of notes payable                6,420       6,650         275
  Principal payments on long-term obligations           (4,574)     (6,608)     (3,375)
                                                      --------    --------    --------
      Net cash provided by (used in) financing
      activities                                         1,846          42      (2,987)
                                                      --------    --------    --------
Net decrease in cash and cash equivalents                 (145)     (9,650)    (17,332)
Cash and cash equivalents at beginning of period         2,299      11,949      29,281
                                                      --------    --------    --------
Cash and cash equivalents at end of period            $  2,154    $  2,299    $ 11,949
                                                      ========    ========    ========
Supplemental disclosures of cash flow information:
  Interest paid                                       $  1,403    $    694    $    431
                                                      ========    ========    ========
  Income taxes paid                                   $    210    $    234    $    269
                                                      ========    ========    ========

    The accompanying notes are an integral part of these financial statements

                                  APOGEE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)

Note 1 - Organization and Operation

      Apogee, Inc. ("Apogee" or the "Company"), a Delaware corporation, was formed to provide behavioral health services and commenced operations on March 15, 1991. The Company operates multi-disciplinary outpatient behavioral health group practices, principally at free standing clinics and is one of the largest providers of outpatient behavioral health services in the United States. The Company currently operates behavioral health clinics located in 13 states and the District of Columbia. At December 31, 1997, Apogee's outpatient operations were principally concentrated in Florida, Maryland, New Jersey, Pennsylvania, Virginia and Wisconsin.

      Largely through its Integra Division ("Integra"), the Company also provides managed behavioral health services through full and shared risk arrangements with employers and managed care organizations to perform behavioral health services on a capitated, sub-capitated and case rate basis. In addition, the Company provides an array of managed behavioral health services including: employee assistance programs; third party clinical case management and claims adjudication.

      During December 1997, the Company announced it plans to sell and divest its outpatient behavioral health group practice operations. The Company entered into an agreement to sell substantially all of the assets of the outpatient behavioral health group practice business (hereafter referred to as the "Sale"), except for practices located in the Western region of the United States, which the Company plans to divest. The consummation of the Sale will result in the divestiture by the Company of substantially all the assets and business of the Company's outpatient behavioral health practices. As of December 31, 1997, the outpatient behavioral health practice business accounted for approximately eighty-four percent (84%) of the assets of the Company (before the impact of the write down of assets held for sale and the impact of the restructuring charges); and for the year ended December 31, 1997 approximately eighty-three percent (83%) of the Company's net revenues. After the closing date, the Company will no longer operate outpatient behavioral health practices and its primary business activity will be managed behavioral healthcare through its Integra Division. As a result of the Sale, the Company will be a significantly smaller company in terms of revenues and assets.

      The Company's Board of Directors believes the terms of the sale are fair to and in the best interest of the Company and its shareholders for the long-term growth of the Integra business. In making its recommendation to exit the outpatient behavioral health practice business, the Company considered the recent operating results, future prospects and strategic direction of the outpatient behavioral health practice business. The Company also considered the current constraints on its ability to finance future growth and the positive effect the sale of assets and the repayment of debt would have on the Company's ability to obtain additional financing.

      The above Sale and effect on the Company is further described in Notes 3 and 12. If the Sale is not consummated, the Company will pursue other strategic alternatives and will be required to refinance its revolving Credit Facility (see Note 4).

Note 2 - Summary of Significant Accounting Policies

Principles of consolidation

      The consolidated financial statements include the accounts of the Company and all wholly owned and beneficially owned subsidiaries. Because of corporate practice of medicine laws in certain states in which the Company operates, the Company does not own the professional corporations which operate the professional and clinical aspects of the outpatient behavioral healthcare practices in those states, but instead has the contractual right to designate, in its sole discretion and at any time, the licensed professional who is the owner of the capital stock of the professional corporation at a nominal cost ("Nominee Arrangements"). In addition, the Company enters into exclusive long-term management services agreements ("Management Services Agreements") with the professional corporations. Through the Management Services Agreements, the Company has exclusive authority over decision making relating to all major ongoing operations of the underlying professional corporations with the exception of the professional aspects of the practice of psychiatry, psychology and other professional behavioral healthcare services as required by certain state

                                  APOGEE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)

laws. Under the Management Services Agreements, the Company establishes annual operating and capital budgets for the professional corporations and compensation guidelines for the clinical professionals. The Management Services Agreements generally have initial terms of ten years or greater. The method of computing the management fees varies by contract. Management fees are based on either (i) billings of the affiliated practice less the amounts necessary to pay professional compensation and other professional expenses or (ii) a license fee per location, reimbursement of direct costs, reimbursement of marketing costs plus a markup, and a flat administrative fee or (iii) a percentage of gross receipts of the affiliated practice. In all cases, these fees are meant to compensate the Company for expenses incurred in providing covered services plus a profit. These interests are unilaterally saleable and transferable by the Company and fluctuate based upon the actual performance of the operations of the professional corporations.

      Through the Nominee Arrangements, the Company has a significant long-term financial interest in the affiliated practices and, therefore, according to Emerging Issues Task Force No. 97-2 "Application of FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, and APB Opinion No. 16, Business Combinations, to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangement", the Company must consolidate the results of the affiliated practices with those of the Company. Because the Company must present consolidated financial statements, net revenues are presented in the accompanying Consolidated Statements of Operations. All significant intercompany accounts and transactions, including management fees, have been eliminated.

Reclassification

      Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of estimates

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

Revenue recognition

      Patient service revenue is reported when earned at time of service at the estimated amounts to be realized through payments from patients, third party payors and others for services rendered. Third party reimbursement in initially billed at "usual, customary and reasonably" market rates. When recorded, aggregated billings are adjusted to reflect the estimated amounts realizable from third party payors based on the Company's historical experience and contractual rates established with the payors. Patient service revenue represents billings of the Company's operations other than its behavioral managed care division, Integra, which are principally comprised of the outpatient group practice business and long-term care behavioral health business which the Company exited in December 1996.

      Premium revenue pertains to the Company's Integra Division and are primarily generated by capitated managed behavioral health and employee assistance programs. The fees are defined by contract and are primarily calculated on a fixed per-member per-month fee. Capitated revenues are recorded in the month for which the member is entitled to services (see Note 13).

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


                     Furniture and fixtures ......    5 to 7 years
                     Office equipment ............    3 to 5 years

Long lived and intangible assets

      Identifiable assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective fair values. Deferred taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed. The excess of the purchase price over the fair value of tangible net assets acquired is amortized on a straight-line basis over the estimated useful life of the intangible assets. Allocation of intangible assets between identifiable intangibles and goodwill was performed by Company management with the assistance of independent appraisers. Intangible assets other than goodwill include patient lists and covenants not to compete which are amortized over one and five years, respectively.

      After the completion of the Sale and divestiture, the Company will be substantially smaller in terms of both assets and net revenues. In light of the repositioning of the Company as a managed behavioral healthcare company and continuing changes in the managed health care industry, the Company in the fourth quarter of 1997, changed its estimated useful life for the excess of cost over fair value of assets acquired from 40 years to 25 years. Amortization expense increased approximately $300 in the fourth quarter as a result of this change in estimate.

      Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), which establishes accounting standards for the impairment of long-lived assets, certain identified intangible assets and goodwill related to those assets to be held and used and for long-lived assets and certain intangible assets to be disposed of. In accordance with SFAS 121, the Company reviews the realizability of long-lived assets, certain intangible assets and goodwill whenever events or circumstances occur which indicate recorded cost may not be recoverable. The Company also reviews the overall recoverability of goodwill based primarily on estimated future undiscounted cash flows.

      If the expected future cash flows (undiscounted) are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. In estimating future cash flows for determining whether an asset is impaired, and in measuring assets that are impaired, assets are grouped by geographic region.

Financial instruments

      The carrying value of cash and cash equivalents, accounts receivable and payable and accrued liabilities approximates fair value due to the short-term maturities of these assets and liabilities.

Income taxes

      The Company accounts for certain items of income and expense in different time periods for financial reporting and income tax purposes. Provisions for deferred income taxes are made in recognition of such temporary differences, where applicable. A valuation allowance is established against deferred tax assets unless the Company believes it more likely than not that the benefit will be realized.

Earnings per share

      The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which establishes new standards for computing and presenting earnings per share by replacing the presentations of weighted shares outstanding, inclusive of common stock equivalents, with a dual presentation of basic and diluted

                                  APOGEE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)

earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the dilutive effect of all stock options, shares contingently payable in connection with certain acquisitions and convertible debentures. All prior period earnings per share information has been restated in accordance with SFAS 128.

Note 3 - Sale of Outpatient Business to PsychPartners, LLC

      On December 26, 1997, the Company entered into an agreement of Purchase and Sale (the "Purchase Agreement") with PsychPartners MidAtlantic, Inc., PsychPartners, Inc., and PsychPartners, LLC (collectively "PsychPartners" or the "Purchasers"). Pursuant to the Purchase Agreement, the Company will sell to the Purchasers substantially all of the assets and business of the Company's outpatient behavioral healthcare business, which consists of (i) all of the capital stock of one of the subsidiaries of the Company (the "Subsidiary Stock") operating two outpatient behavioral health practices and (ii) substantially all of the assets (the "Assets") relating to 20 of the Company's outpatient behavioral health practices (the 22 practices are collectively, the "Practices"). In consideration for the sale of the Practices, the Purchasers will pay to the Company a purchase price consisting of (a) $27,000 in cash, (b) a warrant contingently issuable to purchase 400,000 Common Units of PsychPartners at a purchase price of $.05 per Common Unit (the "Warrant") and
(c) the assumption of certain liabilities of the Company and the Practices (collectively, the "Purchase Price"). The Purchase Price is subject to certain adjustments. The Purchase Price may be adjusted if the cash, accounts receivable, deposits and prepaid expenses of the Practices are less than the liabilities and future contingent payment obligations of the Practices. As of December 31, 1997 the net amount of assets which would be acquired less liabilities which would be assumed is approximately $1,700. The estimated future earnout payments to be assumed by PsychPartners are approximately $1,850. As of December 31, 1997, the Company would have a net asset adjustment to reduce the Purchase Price by $150. The Company believes that any adjustment, if required, would not exceed $500.

      The Warrant entitles the Company to purchase 400,000 Common Units of PsychPartners during the five (5) year period following the Closing Date. The issuance of the Warrant to the Company is contingent on the achievement of certain future operating profit thresholds of two of the Practices during a one-year period after the closing of the Sale as defined in the agreement. The Company will not assign a value to the Warrant until the contingency is resolved and the Warrant is issued. Neither the Warrant nor the Common Units underlying the Warrant have been registered under the Securities Act of 1933, as amended, and the Warrant does not provide for either the Warrant or the Common Units to be registered by PsychPartners.

      The Sale will close as soon as is practicable after the approval of the Purchase Agreement by the holders of a majority of the outstanding shares of Company Common Stock at the Special Meeting (the "Closing Date"). The
Company anticipates the closing date will be in the second quarter of 1998.

      The respective obligations of the Company and the Purchasers to close the Sale are subject to the satisfaction on or prior to the Closing Date of various closing conditions. Such conditions include, among others, the approval and adoption of the Purchase Agreement by the holders of a majority of the outstanding shares of Company Common Stock, the correctness in all material respects of the representations and warranties of the parties to the Purchase Agreement and the Company having complied with the agreements and conditions set forth in the Purchase Agreement. Certain of these conditions (other than the approval and adoption of the Purchase Agreement by the Company's shareholders) may be waived by PsychPartners and the Purchasers. If the Company's shareholders do not approve the Sale, the Company's Board of Directors will pursue other strategic options.

      The Purchase Agreement may, under certain specified circumstances, be terminated and the sale abandoned at any time prior to the Closing, notwithstanding approval of the Purchase Agreement by the shareholders of the Company. The Company may terminate the Purchase Agreement (i) with the mutual written consent of the Purchasers, in the event a condition to the Company's or the Purchasers' obligation to the Closing has not been met or waived on or prior to April 30, 1998 or (ii) because the Board of Directors of the Company determines, in the exercise of its judgment as to its fiduciary duties to the shareholders after consultation with counsel, that such termination is required

                                  APOGEE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)

by reason of any competing proposal to purchase all or any significant portion of the Subsidiary Stock or the Assets, or any similar transaction (a "Competing Transaction").

      Pursuant to the Purchase Agreement, at the Closing, the Purchasers, the Company and certain of its subsidiaries will enter into an Interim Services Agreement pursuant to which the Company and the subsidiaries will assist the Purchasers in obtaining certain consents in connection with the Sale and will provide certain management and other services, including billing services to the Purchasers to operate and manage the Practices in connection with the transition of the Practices to the Purchasers.

      Based on the fair market value established by the Purchase Agreement, the Company recorded a charge of $38,400 to write down the carrying amounts of these businesses to their estimated fair value less cost to sell. Net revenues for all the Company's outpatient group practices, including Western region practices, were approximately $58,056, $61,237 and $48,349 and recorded income (loss) from operations of ($2,696), ($783), and $836 in 1997, 1996 and 1995, respectively, excluding the above write down of assets and restructuring and other charges.

Note 4 - Liquidity, Capital Resources and Use of Proceeds

      At December 31, 1997, the Company had a working capital deficit of $27,646. This deficit is primarily attributable to the current classification of the Company's Credit Facility and accrued liabilities of $9,018 which pertain to the Company's sale and exit of outpatient behavioral group practice business and reserves established for its long-term care operations which were discontinued in 1996.

      The Company anticipates that the net proceeds from the sale to PsychPartners will primarily be used to repay bank debt, fund payment of acquisition notes (See Note 9) and contingent consideration (See Note 6), and for settlement of the Florida Medicare review (See Note 13). The Company estimates that approximately $4,000 of the net proceeds of the sale will be available to the Company for general corporate purposes and to invest in future growth. The Sale is expected to close in the second quarter of 1998. The Company intends to establish a new credit facility with the bank after the original Credit Facility is repaid. The Company expects this facility will provide between $7,000 and $10,000 in borrowings availability in future periods.

      If the Sale is not consummated, the Company will be required (i) to either continue operating the outpatient behavioral healthcare business or attempt to locate another buyer for the outpatient behavioral healthcare business, and (ii) to refinance its revolving Credit Facility (See Note 9). The Company is currently party to a credit agreement with PNC Bank that includes a $15,000 term loan, of which PNC Bank retains discretion for borrowings in excess of $12,000. Borrowings outstanding under the Credit Facility were approximately $12,100 as of December 31, 1997, and $14,300 as of March 15, 1998. The Company is currently in technical default of certain covenants contained in the Credit Facility. PNC Bank has temporarily waived these covenants and authorized borrowings in excess of the $12,000, both of which are contingent upon consummation of the Sale. The Company estimates additional cash needs of approximately $7,000 will be required during 1998 for contingent payments, seller notes and for restructure related activities. The Company has obtained a letter of intent from PNC Bank indicating their present intention to keep the existing Credit Facility in place and to expand the Credit Facility to $22,000. The preceding letter of intent would be subject, among other things, to PNC Bank obtaining guarantees to partially collateralize the Credit Facility. The Company has entered into an agreement with certain investment funds which are significant stockholders of the Company and are managed by Foster Management Company, an affiliated party, to obtain their commitment to guarantee the additional $7,000 of financing. In return, the investment funds will receive the following: (i) a commitment fee of 2% of the guaranteed amount; (ii) a draw down fee of 2% on borrowings in excess of $15,000; (iii) an unused commitment fee of 1/2% per annum; and (iv) warrants to purchase 400,000 shares of Apogee common stock at a price of $0.05 per share or, in the event the Sale is not consummated, a transaction fee of the greater of $3,500 or an amount that would equate to an internal rate of return of 50% on the maximum amount drawn down under the increased portion of the Credit Facility, payable on or before April 30, 1999. In recognition of the Company's need to evaluate other potential guarantors and the terms they may offer, the Company was given the right to accept proposals from other potential guarantors. In the event the Company terminates the investment funds' obligations because it has secured more favorable financing arrangements, the Company shall be obligated to pay such investment

                                  APOGEE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)

funds the commitment fee described in clause (i) above. In addition, the Company shall be obligated to pay (a) 30% of the warrants if such termination occurs on or after March 30 and before April 6, 1998, (b) 60% of the warrants if such termination occurs on or after April 6, 1998 and before April 13, 1998 and (c) 90% of the warrants if such termination occurs thereafter.

      The Company believes that the cash flow generated by the Company's operations, together with its existing cash and either the proceeds from the Sale, or in the event the Sale is not consummated the availability of additional borrowings under the expanded bank Credit Facility, will be sufficient to meet the Company's cash requirements in 1998.

Note 5 - Receivables and Third Party Reimbursements

      Accounts receivable consist of the following:

                                                                December 31
                                                          ---------------------
                                                              1997         1996
                                                              ----         ----
Accounts receivable, net of contractual
         allowances                                        $13,287       $20,402

Less: Allowance for doubtful accounts                        7,348         9,306
                                                           -------       -------

                                                           $ 5,939       $11,096
                                                           =======       =======

      The Company's services are primarily reimbursed by third party payors, including Medicare, Medicaid, managed care organizations and commercial insurance companies. Approximately 7%, 16%, and 21% of the Company's net revenues for 1997, 1996 and 1995, respectively, were directly billed to Medicare which is subject to Federal regulation. The Company believes the allowance for doubtful accounts is adequately estimated based on its ongoing review of collectibility.

      As further explained in Notes 11 and 13, the Company has been undergoing post payment review of selected billings to Medicare patients in long-term care facilities in the States of Florida and California. During the pendency of this review, the Florida intermediary has suspended all long-term care Medicare payments to the Company. At December 31, 1997, the above amounts include $1,818 in net billings which have been suspended for which the Company has established a full allowance. At December 31, 1996 the above amounts included $4,216 in long-term care billings for which the Company established an allowance for doubtful accounts of $2,139 primarily as a result of the above matters. In addition the Company also had allowances of $1,924 and $1,817 at December 31, 1997 and 1996, respectively, associated with outpatient locations which the Company has shut down.

Note 6 - Business Acquisitions

      During 1996 and 1995, the Company acquired 6 and 19 businesses, respectively. No businesses were acquired during 1997. These acquisitions have been accounted for using the purchase method of accounting. The results of operations of the acquired practices are included in the consolidated financial statements from the respective dates of acquisition.

                                  APOGEE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)

      The following unaudited pro forma consolidated results of operations of the Company, including restructuring and other charges, give effect to the 1996 acquisitions as if they had occurred on January 1, 1996:

                                                    Year Ended
                                                    December 31,
                                                       1996
                                                  ---------------
                                                    (Unaudited)
Net revenues ................................        $ 83,383

Loss from operations ........................         (12,391)

Net loss ....................................         (13,367)

Net loss per common share ...................        ($  1.35)

      The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made as of the beginning of the respective periods or of the results which may occur in the future.

      Information with respect to businesses acquired are as follows:

                                                                              Years Ended
                                                                              December 31,
                                                                          --------------------
                                                                              1996      1995
                                                                              ----      ----
Cash paid (net of cash acquired) .......................................   $ 4,108   $10,102

Common stock issued ....................................................       191     5,424

Subordinated promissory notes issued ...................................     1,205     3,640

Other deferred purchase price ..........................................        --     1,570
                                                                           -------   -------

                                                                             5,504    20,736

Liabilities assumed ....................................................       819     3,329
                                                                           -------   -------

                                                                             6,323    24,065

Fair value of assets acquired, principally accounts receivable, property
and equipment and certain identified intangible assets .................       630     4,467
                                                                           -------   -------

         Cost in excess of fair value of net assets acquired ...........   $ 5,693   $19,598
                                                                           =======   =======

      In connection with certain acquisitions, the Company has entered into contractual arrangements whereby additional shares of the Company's common stock and cash may be issued to former owners of acquired companies

                                  APOGEE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)

upon attainment of specified financial criteria (i.e. contingent consideration) over periods of two to four years as set forth in the respective agreements. The number of shares of common stock to be issued cannot be determined until the earn-out periods expire and the attainment of criteria is established. If such criteria are attained, but not exceeded, the Company will be obligated to make cash payments of approximately $4,925 and issue approximately 244,507 shares of common stock over the next three years. A lesser amount of cash would be paid and a lesser number of shares of common stock would be issuable under certain acquisition agreements if the financial criteria are not met and a greater amount of cash would be paid and a greater number of shares of common stock would be issuable under certain acquisition agreements if the financial criteria are exceeded. Under the terms of the Purchase and Sale Agreement with PsychPartners, the Company's obligation for contingent consideration for periods subsequent to the closing date for the practices acquired will be assumed by PsychPartners.

      The Company paid $2,590, $2,829 and $1,492 in cash and issued 206,755, 86,408 and 61,733 shares of common stock in 1997, 1996 and 1995, respectively, in connection with businesses acquired in prior years. This consideration was accounted for as additional goodwill.

Note 7 - Property and Equipment

                                                                 December 31,
                                                             -------------------
                                                               1997        1996
                                                             ------      ------
Furniture, fixtures and equipment.......................     $3,679      $5,201
         Less: Accumulated depreciation ................      1,253       1,842
                                                             ------      ------
                                                             $2,426      $3,359
                                                             ======      ======

      Depreciation expense was $848, $1,008 and $791 for 1997, 1996 and 1995, respectively.

Note 8 - Intangible Assets

                                                                 December 31,
                                                             -------------------
                                                               1997        1996
                                                             ------      ------
          Excess cost over fair value of net assets acquired   $36,044   $80,951

          Patient lists ....................................        75        92

          Covenants not to compete .........................       364       368
                                                               -------   -------

                                                                36,483    81,411

          Less: Accumulated amortization ...................     5,452     4,030
                                                               -------   -------

                                                               $31,031   $77,381
                                                               =======   =======

      As further described in Note 3, the Company recorded a charge of $38,400 to write down the carrying amount of the assets to be sold to PsychPartners. In addition, the Company wrote down $10,287 of intangible assets pertaining to the exit of the Western Region practices (See Note 11). In accordance with SFAS 121, these charges are primarily reflected as a reduction of goodwill at December 31, 1997.

                                  APOGEE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)

Note 9 - Borrowings

      Note payable to bank

            In April 1996, the Company entered into an agreement with a bank to establish a revolving credit facility ("Credit Facility") for up to a maximum of $15,000. Borrowings availability under this Credit Facility are based on the Company's earnings before interest, income taxes, depreciation and amortization, and the value of selected assets, principally accounts receivable and property and equipment; subject to various financial and non-financial covenants; and secured by substantially all of the assets of the Company. Borrowings under this facility bear interest at the bank's prime rate plus 1.0% or LIBOR plus 2.85%. The weighted average interest rate on outstanding borrowings at December 31, 1997 was 8.8%. The proceeds of this Credit Facility are available for future acquisitions, working capital and general corporate purposes. In March, 1997, the Credit Facility was amended to reset various financial covenants to reflect the Company's restructuring and other non-recurring charges incurred in 1996. In addition, the bank retained discretion for borrowings in excess of $12,000.

            At December 31, 1997, the Company was in default of certain financial covenants contained in the Credit Facility. The bank has waived the covenant violations and extended the additional borrowings contingent upon consummation of the Sale to PsychPartners at which point the Company has agreed to repay all existing bank debt with proceeds from the sale. Through March 15, 1998, total advances under the Credit Facility were $14,300 and are payable at the earlier of April 30, 1998 or the closing date of the sale to PsychPartners. The advances under this Credit Facility are classified as a current liability in the accompanying financial statements. See Note 4 for the Company's discussion of liquidity, capital resources and use of proceeds.

            In 1994, the Company issued $2,550 of subordinated convertible debentures at 5% - 6% in connection with business acquisitions. The debentures are convertible, at the option of the holders, into shares of the Company's common stock at conversion prices ranging from $16 to $18 a share. The debentures are redeemable, in whole or in part, at the option of the Company. These debentures were fully repaid in 1997.

                                  APOGEE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)

Long- term debt

                                                                 December 31,
                                                           ----------------------
                                                                1997       1996
                                                               -----      -----
5.0% - 9.0% subordinated promissory notes
issued in connection with business
acquisitions, payable through 2000 .....................     $ 2,624     $ 6,251

Revolving Credit Facility (prime rate plus 1.0%
or LIBOR plus 2.85% expiring November 1998) ............      12,070       5,650

Subordinated convertible debentures, payable
through 1997 ...........................................                     825

Various installment loans payable through
October 1998, interest rates from 7.0% to
9.5% ...................................................           6          82
                                                             -------     -------

                                                              14,700      12,808

         Less: Amounts due within one year .............      13,891       4,584
                                                             -------     -------

                                                             $   809     $ 8,224
                                                             =======     =======
Minimum repayments of long-term debt are:

         1998 ..........................................     $13,891

         1999 ..........................................         778

         2000 ..........................................          31
                                                             -------
                                                             $14,700
                                                             =======

         The carrying amount of the Company's borrowings under its long-term revolving credit facility approximates fair value. Based on the borrowing rates currently available to the Company for loans with similar terms and maturity, the fair value of the Company's remaining debt at December 31, 1997, and 1996 was $2,571 and $6,958, respectively.

                                  APOGEE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)

Note 10 - Income Taxes

         The components of the provision for income tax expense for 1997, 1996 and 1995 are as follows:

                                                                       Years Ended December
                                                                                31,
                                                              ---------------------------------------
                                                                 1997            1996         1995
                                                                 ----            ----         ----

Current:
         Federal.............................................  ($56)             $204          $41
         State...............................................    158              135           36
                                                               -----              ---          ---
                                                                 102              339           77
                                                               -----              ---          ---
Deferred:
         Federal.............................................  -----            (169)        -----
         State...............................................  -----             (49)        -----
                                                               -----            -----        -----
                                                               -----            (218)        -----
                                                               -----            -----        -----

                                                               $102              $121          $77
                                                               ====              ====          ===


Deferred tax assets (liabilities) comprise the following:

                                                                      December 31,
                                                                 ----------------------
                                                                    1997         1996
                                                                    ------       -----
Net operating loss carryforwards ..............................   $  3,950    $    800
Accruals and reserves not currently deductible for tax purposes      1,073         181
Restructuring reserve .........................................     14,097       4,040
                                                                  --------    --------
Gross deferred tax assets .....................................     19,120       5,021
Valuation reserve .............................................    (16,349)     (5,021)
                                                                  --------    --------
Total deferred tax assets .....................................      2,771          --
Temporary differences pertaining to acquired companies ........     (3,117)       (346)
                                                                  --------    --------
Net deferred tax liabilities ..................................   ($   346)   ($   346)
                                                                  ========    ========

The reconciliation of the federal statutory tax rate to the effective tax rate is as follows:

                                                                                           Years Ended December 31,
                                                                                --------------------------------------------
                                                                                   1997              1996               1995
                                                                                   ----              ----               ----
Federal statutory tax rate....................................................... (34%)             (34%)              (34%)
State income taxes, less related federal tax benefit.............................   (2)               (4)                  2
Non-deductible amortization of excess cost over fair value of net assets
acquired.........................................................................                       2                 10
Business expense disallowance....................................................                       2                  2
Original issue discount..........................................................                                        (4)
Non-deductible portion of restructuring charge...................................    16                10                 26
Loss for which no tax benefit was provided.......................................    20                25                 28
Net operating losses utilized....................................................                                       (27)
                                                                                   ----              ----             ------
                                                                                     0%                1%                 3%
                                                                                   ====              ====              =====


                                  APOGEE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)


      At December 31, 1997, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $10,000. Their use is limited to future taxable earnings of the Company and, as specified in the Internal Revenue Code, use of certain of the net operating loss carryforwards is limited as they were acquired by the Company in a purchase of the stock of other companies. The carryforwards expire in varying amounts through 2012. A valuation reserve has been established against the potential future benefit of the net operating loss carryforwards.

Note 11 - Restructuring and Other Charges

                                                                                       Years Ended December 31,
                                                                            --------------------------------------------
                                                                              1997              1996               1995
                                                                              ----              ----               ----
         Restructuring charges.............................................. $14,200            $9,650             $5,600
         Long-term care reserves............................................   5,900             4,450
                                                                             -------           -------            -------
                                                                             $20,100           $14,100             $5,600
                                                                             =======           =======             ======

Restructuring charges:

      In December 1997, the Company recorded a provision for restructuring pertaining to the Company's decision to divest the outpatient group practices which were not sold to PsychPartners and to reorganize corporate office functions to reflect the exit of the outpatient business. The write-down of assets includes a goodwill impairment charge of $10,287 associated with the operations the Company is exiting. The remainder of the write down of assets consists primarily of fixed assets related to the discontinued operations. Contract termination costs pertain primarily to accrued costs for lease termination and storage of clinical records. Employee severance costs include the accumulation of benefits set forth in the Company's severance policy which will be paid to approximately 200 of the Company's employees who will be terminated as a result of the restructuring plan. The primary employee groups affected include clinical and administrative personnel at Western Region clinic locations and regional and corporate staff. The Company anticipates the restructuring plan will be substantially completed in 1998. Subsequent to completion of this plan and the Sale to PsychPartners, the Company's operations will consist primarily of its Integra Division through which the Company provides managed behavioral health services. The Company believes the benefit of exiting the outpatient behavioral health business will be the opportunity to focus full management and Company resources on Integra which historically has been profitable and has generated strong same store revenue growth (see Note 12 for pro forma operating results of this division).

      During 1997, the Company also completed execution of the 1996 restructuring plan which discontinued the Company's long term care operations, exited and consolidated underperforming outpatient locations and reduced management and overhead costs. Under these plans, approximately 300 of the Company's employees were terminated and the Company wrote off assets consisting primarily of goodwill in the amount of $5,850 and fixed assets related to the restructured operations.

                                  APOGEE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)

      During 1996, the Company completed the execution of the 1995 restructuring plan which reorganized certain long term care operations and reduced management and overhead costs. The Company completed the employee reduction program by terminating 120 of the Company's employees and also wrote off assets consisting primarily of goodwill in amount of $1,850 and fixed assets of $1,275.

                                  APOGEE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)

      The following summarizes the Company's restructuring activity:

                                                         Amounts       Restructure                                    Restructure
                        1995              1996          Utilized in     Balance at       1997           Amounts        Balance at
                    Restructuring     Restructuring       1995 &       December 31,  Restructuring    Utilized in     December 31,
                      Provision         Provision         1996            1996        Provision         1997             1997
                   ----------------------------------------------------------------------------------------------------------------
Write-down of
assets                 $4,400            $7,975         $11,272           $1,103        $11,622       $12,477              $248
Contract
termination costs         726               985             726              985          2,253           645             2,593
Employee
severance costs           474               690             549              615            325           563               377
                   ------------        ---------      ----------         --------      ---------    ----------          --------
                       $5,600            $9,650         $12,547           $2,703        $14,200       $13,685            $3,218
                       ======            ======         =======           ======       ========     =========            ======

Long-term care reserves:

      At December 31, 1996, the Company established a reserve for potential settlement of the Florida Medicare review of $1,300, which it believed to be adequate based on the preliminary results of the review at the time. As further explained in Note 13, the Company reached a tentative agreement of $3,000 to settle this matter in December 1997. Accordingly, the Company has reserved an additional $1,700 at December 31, 1997, to cover the anticipated settlement of this review. The Company also reserved $1,400 against the suspended accounts receivable with this Intermediary.

      In March 1998, the Company received notification that the Medicare intermediary in California has completed a post payment medical review of billings previously submitted and paid between 1990 and 1994. Based on the results of their review, the Intermediary has requested a refund of approximately $1,200. Services were denied primarily on the basis of medical necessity and incomplete documentation. The Company has not yet completed its review of the Intermediary's findings, but anticipates requesting an administrative hearing. At December 31, 1997, the Company fully reserved the above amount. In addition, the Company has recorded a reserve of $1,600 for other potential exposures pertaining to long-term care services.

      During 1996, both the Florida and California Medicare Part B Intermediaries adopted new payment review procedures for behavioral health services performed in long-term care facilities. The Company, both individually and in conjunction with coalitions of behavioral healthcare providers, requested additional training and guidance on the revised payment review standards. The Company believes it was unable to obtain adequate training and guidance on the new standards despite the fact the Intermediaries were applying the new review standards to the claims submitted by the Company. As further described above, in the fourth quarter of 1996 the Company elected to discontinue its long-term care operations. Concurrent with the exit of long-term care at December 31, 1996, the Company has established a $3,150 reserve for denied claims, potential refunds, and accounts receivable which the Company believes were impaired as a result of the restructuring plan.

      Although management believes that established reserves for the above claims are sufficient, it is possible that the final resolution of these matters may exceed the established reserves by an amount which could be material to the Company's results of operations. The Company does not believe the ultimate outcome of these matters will have a material adverse effect on the Company's overall financial condition, liquidity or operations.

                                  APOGEE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)

Note 12 - Integra Division

      Subsequent to the sale of the outpatient business to PsychPartners and the shut down of the Western Region outpatient operations, the Company will be substantially smaller in terms of both assets and net revenue. The Company's primary line of business will be managed behavioral healthcare through the Integra division which offers full and shared risk arrangements to employers and managed care organizations to perform behavioral health services on a capitated, sub-capitated and case rate basis. In addition, Integra provides other behavioral health services including: employee assistance programs, third party clinical case management and claims adjudication.

      The following unaudited pro forma results of operations were prepared as if the discontinuation and sale of the Company's operations other than Integra were effective January 1, 1996. This pro forma financial information is presented for informational purposes only, and is not necessarily indicative of the results that would have actually occurred or the results that may occur in the future.

                                                   Years Ended December 31,
                                                ---------------------------
                                                   1997           1996
                                                   ----           ----
                                                 (Unaudited)   (Unaudited)
                   Net revenues ................   $10,425     $ 6,232
                   Income from operations ......     1,224          19

Note 13 - Commitments and Contingencies

Operating leases

      The Company leases office and patient care facilities as well as equipment under noncancellable operating leases which require future minimum annual rentals as follows:

                                     Practices
                                    to be Sold     Integra       Other       Total
                                    ----------     -------       -----       -----
                    1998 ...........  $2,275       $  344       $  478       $3,097
                    1999 ...........   1,651          347          387        2,385
                    2000 ...........   1,196          231          341        1,768
                    2001 ...........     689                       249          938
                    2002 ...........     155                        47          202
                                      ------       ------       ------       ------
                                      $5,966       $  922       $1,502       $8,390
                                      ======       ======       ======       ======

      Practices to be sold represent the lease obligations associated with the clinics sold and, under the terms of the Agreement of Purchase and Sale, these obligations will be assumed by PsychPartners. The other lease obligations pertain to clinics shut down and exited. The Company is currently in the process of negotiating subleases or buyouts for these locations.

                                  APOGEE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)

      Certain of the leases contain renewal options and escalation clauses which require payments of additional rent to the extent of increases in related operating costs. Rent expense was $3,695, $3,800 and $2,918 for the years ended December 31, 1997, 1996 and 1995, respectively.

Capitated contracts

      Integra has a portfolio of agreements with managed care organizations and corporations to provide inpatient and outpatient behavioral health services. Revenues are primarily generated by capitated managed behavioral health and employee assistance programs. The fees are defined by contract and are primarily calculated on a fixed per-member per month fee. Revenues under these contracts are recorded in the month for which the member is entitled to services. Generally, these membership contracts are on a one to three year basis subject to cancellation by either party without cause at any time with thirty to ninety days written notice. Integra had approximately 600,000, 425,000 and 350,000 covered lives at December 31, 1997, 1996 and 1995, respectively. Integra's revenues were approximately 15%, 8%, and 7% of the Company's net revenues in 1997, 1996 and 1995, respectively.

      The Company estimates the cost of providing services under these agreements, including a reserve for services incurred, but not reported, based upon authorized services, past claim payment experience for member groups and other factors. The Company typically does not subcapitate the risk of providing services under these contracts, but arranges discounted fee-for-service rates with independent inpatient and outpatient behavioral health providers, which the Company manages. Integra utilizes certain Apogee outpatient behavioral health practices as part of the provider network. The Company anticipates that where practicable, it will continue to utilize these outpatient behavioral health practices as network providers at the existing or comparable rates which it believes are at fair market. The Company believes there is a ready supply of service providers in these markets, and accordingly, is not dependant on the Apogee outpatient behavioral health practices for the delivery of service to these contracts.

      Under capitated contracts, the Company is responsible for ensuring appropriate access to care and bears the risk for utilization levels and pricing of the cost of services performed under these contracts. The Company believes the future revenues under these contracts will exceed the costs of services it will be required to provide under the terms of the contracts. An underestimation in the utilization or price of services for these contracts could result in material losses to the Company. Historically, Integra has managed these capitated contracts profitably. The Company maintains no re-insurance against the risk of loss under these contracts, however the Company maintains malpractice and errors and omission insurance coverage for all professionals and facilities that perform services on behalf of the Company.

Medicare Review

      During 1996, certain Medicare Part B and related co-insurance billings previously submitted by one of the Apogee subsidiaries were selected for review by the Office of the Inspector General of the Department of Health and Human Services ("OIG") and the Department of Justice ("DOJ"). Apogee has been informed by the DOJ that the review is a civil matter relating to billings for services to Medicare patients in long-term care facilities in the State of Florida during the period from approximately January 1994 through mid-1995. During the pendency of this review, the Medicare intermediary has suspended all Medicare payments to this subsidiary. It is the Company's policy to comply with all federal, state and local laws; including those applicable to the Medicare program. In December 1997, the Company and representatives from the United States Attorney's office have reached an agreement in principle that would settle all of the OIG's civil claims against the Company relating to this

                                  APOGEE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)

matter for a payment of $3,000. This tentative agreement is subject to the final approval by the appropriate officers of the DOJ and OIG. Throughout this process, the Company has been fully cooperating with the review and anticipates reaching a definitive agreement in 1998. The Company has established a reserve for the above amount, which is included with Accrued Expenses and Other Accrued Liabilities, in the accompanying 1997 Consolidated Balance Sheet. The final agreement, when reached, is not expected to materially differ from the terms outlined above.

Note 14 - Accrued Expenses and Other Current Liabilities

                                                            December 31,
                                                        ---------------------
                                                           1997        1996
                                                          ------       -----
      Clinician fees and medical claims................   $3,291      $3,019
      Acquisition related costs........................    5,006       4,896
      Salaries and vacation............................    1,507       1,989
      Restructuring costs..............................    3,218       2,703
      Long-term care reserves..........................    5,800       1,300
      Other............................................    2,608       2,860
                                                         -------     -------
                                                         $21,430     $16,767
                                                         =======     =======

      Acquisition related costs pertain to consideration payable to former owners of acquired businesses based upon the resolution of purchase price contingencies.

Note 15 - Mandatorily Redeemable Preferred Stock

      The Company's Board of Directors may, without further action of the Company's stockholders, direct the issuance of shares of redeemable preferred stock. Satisfaction of dividend preferences on preferred stock would reduce the amount of funds available for the payment of dividends on the Company's common stock. Holders of preferred stock would be entitled to preference payments in the event of any liquidation, dissolution or winding-up of the Company. At December 31, 1997, 10,000 of such shares were authorized and none were issued.

Note 16 - Benefit Plans

   Stock Option Plan

      Effective April 19, 1994, the Company's Board of Directors ratified and approved the establishment of an employee stock option plan ("the Plan") under which options to purchase up to 400,000 shares of the Company's common stock may be granted to employees, officers and directors. Each option granted under the Plan must be exercised within a fixed period which may not exceed 10 years and may not be for a price which is less than the fair market value on the date of grant. Options granted vest over four years and, at December 31, 1997, the weighted average remaining contractual life of the outstanding options was 8 years.

                                  APOGEE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)

      The following summarizes the activity of the stock option plan:

                                                           Years Ended December 31,
                                                           ------------------------
                                                          1997         1996     1995
                                                          ----         ----     ----
Options:
     Outstanding at beginning of year................   157,170      83,875   62,225
     Granted.........................................   101,000      104,350     39,750
     Exercised.......................................   -------          200        150
     Canceled........................................   106,220       30,855     17,950
                                                        -------      -------     ------
     Outstanding at end of year......................   151,950      157,170     83,875
                                                        =======      =======     ======

Option Price Per Share Ranges:
     Outstanding at beginning of year................  $4.25-        $12.25-     $12.25
                                                       $14.75        $14.75
     Granted.........................................  $3.25-$4.13   $4.25-$4.75 $12.25-
                                                                                 $14.75
     Exercised.......................................  ------        $4.75       $12.25
     Outstanding at end of year......................  $3.25-        $4.25-      $12.25-
                                                       $14.75        $14.75      $14.75
     Options exercisable at end of year..............  55,520        54,304      33,010
     Exercisable option price ranges.................  $3.25-        $4.25-      $12.25-
                                                       $14.75        $14.75      $14.75
     Options available for grant at end of year under
     the 1994 Stock Option Plan...................... 247,700       242,480      315,975

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the plan. The table below sets forth the pro forma information as if the Company had adopted the compensation recognition provisions of SFAS 123:

                                     Years Ended December 31,
                                  ----------------------------
                                     1997       1996     1995
                                     ----       ----     ----
    Increase to:
        Net loss ..............   $   127    $   112    $  50
        Net loss per share ....   $   .01    $   .01       --
    Assumptions:
        Expected life (years) .       4.0        4.0      4.0
        Risk-free interest rate       6.5%       6.3%     5.1%
        Volatility ............      37.0%      40.0%    68.0%
        Dividend yield ........        N/A        N/A      N/A

      The weighted average fair value of the stock options, calculated using the Black-Scholes option pricing model, granted in 1997, 1996 and 1995 were $1.56, $1.78 and $8.13, respectively.

   Retirement Plan

      The Company has a defined contribution 401(k) plan covering substantially all of its employees. In general, eligible employees may contribute up to 6% of their compensation to this plan. Effective July 1, 1995, employee contributions are matched at the rate of 15% and Company matching contributions were $136, $115 and $49 for 1997, 1996 and 1995, respectively.

                                  APOGEE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)

Note 17 - Related Party Transactions

      Commencing July 1993, the Company leased space from an affiliated entity. The rent expense under this lease is equal to the amount paid by the affiliated party under the leasehold agreement and was $129, $168 and $104 for 1997, 1996 and 1995, respectively. In addition, the Company provides services under an Employee Assistance Plan to an affiliated entity. The revenues from this contract were $526, $460 and $519 in 1997, 1996 and 1995, respectively.

      The Company has entered into an agreement with certain investment funds, which are significant stockholders of the Company, to obtain their commitment to guarantee additional financing. Under the terms of the agreement, these funds will receive warrants to purchase 400,000 shares of Apogee common stock (See
Note 4).

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Apogee, Inc.

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) in page 62 present fairly, in all material respects, the financial position of Apogee, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As explained in Notes 3 and 11, in December 1997 the Company announced plans to sell and divest its outpatient behavioral health practice business. Shareholder approval of an agreement of purchase and sale authorizing the Company to sell substantially all of its outpatient behavioral health practice business is required. The Company has recorded a loss of $58.5 million for the write down of assets, restructuring and other charges for the year ended December 31, 1997. Management's plans with respect to the consummation of the proposed Sale are described in Note 4.

Price Waterhouse LLP

Philadelphia, PA
March 23, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information regarding the Company's executive officers is contained in
Part I under "Item 1. Business - Executive Officers of the Company." Information regarding directors will be contained in the Company's definitive Proxy Statement (the "Proxy Statement") for its 1998 Annual Meeting of Stockholders under the caption "Election of Directors" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

      For the information concerning this Item, see the table and text under the captions "Executive Compensation," "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation" and "Employment Arrangements" to be contained in the Proxy Statement, which information is incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a) The following documents are filed as part of this Report:

            1. Financial Statements

                         Description                                     Page
                         -----------                                     ----
Consolidated Balance Sheets as of December 31, 1997 and
     December 31, 1996...............................................     36

Consolidated Statements of Operations for the Years Ended
     December 31, 1997, 1996 and 1995................................     37

Consolidated Statements of Changes in Stockholders' Equity for
     the Years Ended December 31, 1997, 1996 and 1995................     38

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1997, 1996 and 1995................................     39

Notes to Consolidated Financial Statements...........................     40

Report of Independent Accountants....................................     59

            2. Financial Statement Schedule

                                                                         Page
                                                                         ----
Schedule II Valuation and Qualifying Accounts........................

            3. Exhibits

            The exhibits required to be filed as part of this Annual Report on Form 10-K are contained in the attached Index to Exhibits.

      (b) Current Reports on Form 8-K:

      During the Company's fiscal quarter ended December 31, 1997, the Company filed:

      (i)   The Company's Current Report on Form 8-K dated December 26,1997.


      (c)   Exhibits required by Item 601 of Regulation S-K:

      Exhibits required to be filed by the Company pursuant to Item 601 of Regulation S-K are contained in Exhibits listed in response to Item 14(a)(3), and are incorporated herein by reference.

                                POWER OF ATTORNEY

            The registrant and each person whose signature appears below hereby appoint John H. Foster, Lawrence M. Davies and Mark Gibson as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 13, 1998

                              APOGEE, INC.


                     By     /s/ John H. Foster
                          ------------------------
                                John H. Foster
                                Chairman of the Board,
                                Chief Executive Officer
                                and Director

            Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  April 13, 1998


                     By     /s/ John H. Foster
                          ------------------------
                                John H. Foster
                                Chairman of the Board,
                                Chief Executive Officer
                                and Director

Dated:  April 13, 1998


                                    By      /s/ Lawrence M. Davies
                                       ---------------------------------------
                                                Lawrence M. Davies
                                                President, Chief Operating
                                                Officer and Director

Dated:  April 13, 1998


                                    By      /s/ Mark Gibson
                                       ---------------------------------------
                                                Mark Gibson
                                                Corporate Controller and
                                                Chief Accounting Officer

Dated:  April 13, 1998


                                    By /s/  Harvey V. Fineberg, M.D.
                                       ---------------------------------------
                                            Harvey V. Fineberg, M.D.
                                            Director

Dated:  April 13, 1998


                                    By /s/  Timothy E. Foster
                                       ---------------------------------------
                                            Timothy E. Foster
                                            Director

Dated:          , 1998


                                    By
                                       ---------------------------------------
                                            Irwin Lehrhoff, Ph.D.
                                            Director

Dated:  April 13, 1998


                                    By /s/  R. Bruce Mosbacher
                                       ---------------------------------------
                                            R. Bruce Mosbacher
                                            Director

Dated:  April 13, 1998


                                    By /s/  Shawkat Raslan
                                       ---------------------------------------
                                            Shawkat Raslan
                                            Director

Accountants Report on Schedules

None.

                                                                     SCHEDULE II

APOGEE, INC.

VALUATION AND QUALIFYING  ACCOUNTS
Years ended December 31, 1997, 1996, and 1995
(Dollars in thousands)

                                                                                         Additions
                                                        Balance at      Additions        Charged to                       Balance
                                                        Beginning       Charged to         Other                          at End
                                                        of Period      Expenses(C)      Accounts(B)     Deductions(A)    of Period
Description                                            -------------  --------------   ---------------  ---------------  ---------
Year ended December 31, 1997:
         Allowance for doubtful accounts.............      $9,306         4,226               --            6,184        $7,348

Year ended December 31, 1996:
         Allowance for doubtful accounts.............      $8,052         6,586              200            5,532        $9,306

Year ended December 31, 1995:
         Allowance for doubtful accounts.............      $4,890         4,433            2,610            3,881        $8,052

(A)   Write off of accounts deemed uncollectible.

(B) Represents the allowances for doubtful accounts acquired through the purchases of businesses.

(C) Includes $2,700 and $1,025 in reserves established against receivables in 1996 and 1995, respectively, which were recorded in connection with the Company's restructurings and other non recurring charges.

                               Index to Exhibits*

                                                                           Page
                                                                           ----

2(a)        Agreement of Purchase and Sale dated as of July 1,
            1994 by and among Integra, Inc., Peter L. Brill, M.D.
            and the Company (incorporated by reference to Exhibit
            2(a) to the Company's Current Report on Form 8-K
            dated July 31, 1994).                                            --

2(b)        Agreement of Purchase and Sale dated as of September
            1, 1994 by and among Brea Mental Health Associates,
            Southern California Mental Health Network Medical
            Group, Inc., Warren R. Taff, M.D., Gregg A. Sentenn,
            M.D. and the Company (incorporated by reference to
            Exhibit 2 to the Company's Current Report on Form 8-K
            dated September 30, 1994).                                       --

2(c)        Agreement of Purchase and Sale dated as of November
            1, 1994 by and among Metropolitan Psychiatric Group,
            Inc. ("MPG"), DOC Systems, Inc., the partners of MPG
            and the Company (incorporated by reference to Exhibit
            2(b) to the Company's Current Report on Form 8-K
            dated November 18, 1994).                                        --

2(d)        Agreement and Plan of Reorganization dated as of
            October 1, 1995 by and among Arista Behavioral
            Health, Inc., a New Jersey corporation, Arista
            Counseling & Psychological Services, P.C., a New York
            professional corporation, Arista Counseling &
            Psychological Services, P.C., a New Jersey
            professional corporation, Apogee of Pennsylvania,
            Inc., a Delaware corporation, the Company and
            Hadassah Gurfein, Ph.D. (incorporated by reference to
            Exhibit 2 to the Company's Current Report on Form 8-K
            dated October 25, 1995).                                         --

2(e)        Agreement of Purchase and Sale dated December 26, 1997
            by and among PsychPartners, L.L.C, PsychPartners, Inc., PsychPartners Midatlantic, Inc., Apogee, Inc. and certain subsidiaries of Apogee (incorporated by reference to
            Exhibit 2 to the Company's Current Report on Form 8-K dated
            December 26,1997)                                                --

2(f)        Asset Purchase Agreement dated December 31, 1997
            by and among Apogee and Corphealth, Summit
            Behavioral Partners - Nevada, Inc.                               --

3(a)        Certificate of Incorporation of the Company, as
            amended to date (incorporated by reference to Exhibit
            3(a) to the Company's Registration Statement on Form
            S-1 (Registration No. 33-78034) filed with the
            Commission on April 22, 1994).                                   --

3(b) By-Laws of the Company (incorporated by reference to Exhibit 3(c) to the Company's Registration Statement on Form S-1 (Registration No. 33-78034) filed with theCommission on April 22, 1994).

--------

* Copies of exhibits filed with this Annual Report on Form 10-K or incorporated by reference herein do not accompany copies hereof for distribution to stockholders of the Company. The Company will furnish a copy of any of such exhibits to any stockholder requesting the same for a nominal charge to cover duplicating costs.

                      Index to Exhibits
                         (continued)

                                                                           Page
                                                                           ----

4           Stock Option Plan (incorporated by reference to
            Exhibit 4 to the Company's Registration Statement on
            Form S-1 (Registration No. 33-78034) filed with the
            Commission on April 22, 1994)                                    --

10(a)       Stockholders Agreement dated March 15, 1991 between
            the Company and Irwin Lehrhoff, individually and as
            trustee under the Irwin Lehrhoff Trust No. 1
            (incorporated by reference to Exhibit 10(a) to the
            Company's Registration Statement on Form S-1
            (Registration No. 33-78034) filed with the Commission
            on April 22, 1994).                                              --

10(b) Stock Purchase Agreement dated March 6, 1992 between the Company and Lawrence M. Davies (incorporated by reference to Exhibit 10(g) to the Company's
            Registration Statement on Form S-1 (Registration No.
            33-78034) filed with the Commission on April 22,
            1994).                                                           --


10(c) Stock Purchase Agreement dated August 1, 1992 between the Company and R. Bruce Mosbacher (incorporated by reference to Exhibit 10(i) to the Company's
            Registration Statement on Form S-1 (Registration No.
            33-78034) filed with the Commission on April 22,
            1994).                                                           --

10(d)       Employment Letter dated March 2, 1993 between the
            Company and Lawrence M. Davies (incorporated by reference to Exhibit 10(j) to the Company's
            Registration Statement on Form S-1 (Registration No.
            33-78034) filed with the Commission on April 22,
            1994).                                                           --


10(e) Stock Purchase Agreement dated June 21, 1993 between the Company and Timothy E. Foster (incorporated by reference to Exhibit 10(n) to the Company's
            Registration Statement on Form S-1 (Registration No.
            33-78034) filed with the Commission on April 22,
            1994).                                                           --

                                Index to Exhibits
                                   (continued)

                                                                            Page
                                                                            ----

10(f)       Stock Purchase Agreement dated June 22, 1993
            between the Company and Lawrence M. Davies
            (incorporated by reference to Exhibit 10(o) to
            the Company's Registration Statement on Form S-1
            (Registration No. 33-78034) filed with the
            Commission on April 22, 1994).                                   --


10(g)       Employment Letter dated August 18, 1993 between
            the Company and Stanley F. Szczygiel
            (incorporated by reference to Exhibit 10(q) to
            the Company's Registration Statement on Form S-1
            (Registration No. 33-78034) filed with the
            Commission on April 22, 1994).                                   --

10(h)       Stock Purchase Agreement dated December 6, 1993
            between the Company and Harvey V. Fineberg, M.D.
            (incorporated by reference to Exhibit 10(u) to
            the Company's Registration Statement on Form S-1
            (Registration No. 33-78034) filed with the
            Commission on April 22, 1994).                                   --

10(i)       Employment Letter, dated December 17, 1993
            between the Company and Massoud G. Hampton, Ph.D
            (incorporated by reference to Exhibit 10(v) to
            the Company's Registration Statement on Form S-1
            (Registration No. 33-78034) filed with the
            Commission on April 22, 1994)                                    --

10(j)       Stock Purchase Agreement dated January 10, 1994
            between the Company and Stanley F. Szczygiel
            (incorporated by reference to Exhibit 10(w) to
            the Company's Registration Statement on Form S-1
            (Registration No. 33-78034) filed with the
            Commission on April 22, 1994).                                   --

10(k)       Consulting Agreement dated January 20, 1994
            between the Company and Sean C. McCrossen
            (incorporated by reference to Exhibit 10(x) to
            the Company's Registration Statement on Form S-1
            (Registration No. 33-78034) filed with the
            Commission on April 22, 1994).                                   --

10(l)       Stock Purchase Agreement dated January 28, 1994
            between the Company and Shawkat Raslan
            (incorporated by reference to Exhibit 10(y) to
            the Company's Registration Statement on Form S-1
            (Registration No. 33-78034) filed with the
            Commission on April 22, 1994).                                   --

                                Index to Exhibits
                                   (continued)

                                                                            Page
                                                                            ----

10(m)       Stock Purchase Agreement dated February 8, 1994
            between the Company and Massoud G. Hampton,
            Ph.D. (incorporated by reference to Exhibit
            10(z) to the Company's Registration Statement on
            Form S-1 (Registration No. 33-78034) filed with
            the Commission on April 22, 1994).                               --

10(n)       Stock Purchase Agreement dated February 22, 1994
            between the Company and R. Bruce Mosbacher,
            Trustee or Successor Trustee under the
            Mosbacher/Ditz Living Trust U/A/D 8/30/93
            (incorporated by reference to Exhibit 10(ee) to
            the Company's Registration Statement on Form S-1
            (Registration No. 33-78034) filed with the
            Commission on April 22, 1994).                                   --

10(o)       Confidentially and Non-Competition Agreement
            dated April 14, 1994 between the Company and
            Massoud G. Hampton, Ph.D (incorporated by
            reference to Exhibit 10(v) to the Company's
            Registration Statement on Form S-1 (Registration
            No. 33-78034) filed with the Commission on April
            22, 1994).                                                       --

10(p)       Credit Agreement with PNC Bank, National
            Association dated on April 11, 1996
            (incorporated by reference to the Company's current report on Form 8-K dated April 11,
            1996).                                                           --

10(q)       Amendment dated March 11, 1997 to credit
            agreement with PNC Bank, National Association
            (incorporated by reference to Exhibit 10(u) to the Company's
            Annual Report on Form 10-K for the year ended
            December 31, 1996).                                              --

10(r)       Amendment dated August 8, 1997 to Credit
            Agreement with PNC Bank, National Association.                   --

10(s)       Amendment dated December 22, 1997 to Credit
            Agreement with PNC Bank, National Association.                   --

10(t)       Amendment dated January 29, 1998 to Credit
            Agreement with PNC Bank, National Association.                   --

10(u)       Amendment dated February 27, 1998 to Credit
            Agreement with PNC Bank, National Association.                   --

                                Index to Exhibits
                                   (continued)

                                                                            Page
                                                                            ----

10(v)       Amendment dated March 31, 1998 to Credit
            Agreement with PNC Bank, National Association.                   --

21          Subsidiaries of the Company.                                     --

23          Consent of Independent Accountants.                              --

24          Powers of Attorney (See "Power of Attorney" in
            Form 10-K).                                                      --

27          Financial Data Schedule, which is submitted
            electronically to the Securities and Exchange
            Commission for information only and not filed.                   --