Form 10-K/A
period 1997-12-31
APOGEE INC
filed 1998-04-30
CIK 915859

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 1997

                        OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-13177

                                  APOGEE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        13-3605119
 -----------------------------                         -----------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

           1060 First Avenue
     King of Prussia, Pennsylvania                          19406
 --------------------------------------                -----------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code  610-992-7670

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
Title of each class                                   on which registered
-------------------                                 -----------------------
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

                             Yes  |X|         No  |_|

            Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

            As of March 31, 1998, 10,089,329 shares of Common Stock, $.01 par value, were outstanding, and the aggregate market value of the shares of Common Stock, $.01 par value, held by non-affiliates of the registrant as of March 31, 1998 was approximately $13,400,000. (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose).

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

                                      None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
            REGISTRANT.

            Information regarding the Company's executive officers is contained in Part I under "Item 1. Business - Executive Officers of the Company."

CERTAIN INFORMATION CONCERNING DIRECTORS

            Certain biographical information concerning the directors of the Company as of March 31, 1998 is set forth below. Such information was furnished by them to the Company.

                                          Certain
Name of Director           Age    Biographical Information
----------------           ---    ------------------------
JOHN H. FOSTER             55     Chairman of the Board and Chief Executive
                                  Officer of the Company since March 1991. Mr.
                                  Foster has been Chairman of the Board of
                                  NovaCare, Inc., a leading national provider of
                                  comprehensive medical rehabilitation services
                                  ("NovaCare"), since December 1984. Between
                                  December 1984 and May 1997, he was also Chief
                                  Executive Officer of NovaCare. Mr. Foster is a
                                  director of Corning Incorporated, an
                                  international corporation with business
                                  interests in specialty materials,
                                  communications, laboratory services and
                                  consumer products. Mr. Foster is a director of
                                  CulturalAccessWorldwide, Inc., an outsourced
                                  and marketing services company. Mr. Foster is
                                  the founder and Chairman of the Board of
                                  Foster Management Company, a venture capital
                                  firm, and general partner of various venture
                                  capital investment funds.

                                          Certain
Name of Director           Age    Biographical Information
----------------           ---    ------------------------
LAWRENCE M. DAVIES         39     Director of the Company since January 1992 and
                                  its President since June 1993. Mr. Davies was
                                  Vice President of the Central Division of the
                                  Contract Services Group of NovaCare from June
                                  1992 to May 1993 and Division Vice President
                                  of the Midwest Region of the Contract Services
                                  Group of NovaCare from September 1988 to May
                                  1992. From January 1987 to August 1988, Mr.
                                  Davies was Director of Corporate Development
                                  for NovaCare. Mr. Davies was manager of
                                  Mergers and Acquisitions for Foster Medical
                                  Corporation from August 1984 to December 1986.

HARVEY V. FINEBERG, M.D.   52     Director of the Company since November 1993.
                                  Dr. Fineberg has been Provost of Harvard
                                  University since July 1997 and Dean of the
                                  Harvard School of Public Health since July
                                  1984. He has been Professor of Health Policy
                                  and Management at the Harvard School of Public
                                  Health since 1982 and has held other faculty
                                  positions at Harvard University since 1973.
                                  Dr. Fineberg earned a medical degree at
                                  Harvard Medical School and a doctorate in
                                  Public Policy at the Kennedy School of
                                  Government at Harvard University. Dr. Fineberg
                                  is a director of PrincipalCare Incorporated, a
                                  provider of women's health services.

                                          Certain
Name of Director           Age    Biographical Information
----------------           ---    ------------------------
TIMOTHY E. FOSTER          46     Director of the Company since February 1993.
                                  Mr. Foster has been Chief Executive officer of
                                  NovaCare since May 1997. Between October 1994
                                  and May 1997 he was President and Chief
                                  Operating Officer of NovaCare. He has been a
                                  director of NovaCare since December 1984.
                                  Prior to becoming President of NovaCare, he
                                  served in a variety of finance and
                                  administrative roles at NovaCare beginning in
                                  1984. Mr. Foster has been a Managing Partner
                                  of Foster Management Company since June 1997.

IRWIN LEHRHOFF, PH.D.      68     Director of the Company since March 1991, at
                                  which time his company, Irwin Lehrhoff &
                                  Associates, Inc., was acquired by the Company.
                                  For more than the prior five years, Dr.
                                  Lehrhoff has engaged in the private practice
                                  of clinical psychology in Southern California.
                                  Dr Lehrhoff holds a Ph.D. in Communication
                                  Disorders and a Ph.D. in Clinical Psychology.
                                  He is a member of the American Psychological
                                  Association and the International Society of
                                  Mental Health. Dr. Lehrhoff presently serves
                                  as a director of the Thalians Community Mental
                                  Health Center. He was previously a director
                                  and President of the National Association of
                                  Rehabilitation Agencies. Dr. Lehrhoff was
                                  director and President of the California
                                  Speech Pathologists and Audiologists in
                                  Private Practice from 1973 to 1977.

                                          Certain
Name of Director           Age    Biographical Information
----------------           ---    ------------------------
R. BRUCE MOSBACHER         45     Director of the Company since July 1992. Mr.
                                  Mosbacher has been a general partner of Saw
                                  Island Partners, a securities, real estate and
                                  oil and gas investment firm, since 1985. From
                                  1983 to 1985, Mr. Mosbacher was of counsel to
                                  Gaston Snow & Ely Bartlett of Palo Alto,
                                  California; prior to that, he was associated
                                  with Wilson, Sonsini, Goodrich & Rosati of
                                  Palo Alto, California. Mr. Mosbacher serves on
                                  the Boards of Advisors of investment funds
                                  managed by Foster Management Company and is a
                                  director of a number of privately held
                                  companies. He previously was a director of ISI
                                  Corporation, ISI Trust Fund, ISI Growth Fund,
                                  Inc. and ISI Income Fund, Inc. and is a member
                                  of the State Bar of California.

SHAWKAT RASLAN             46     Director of the Company since February 1994.
                                  Mr. Raslan serves as President and Chief
                                  Executive Officer of International Resources
                                  Holdings, Inc., an asset management and
                                  investment advisory service. He has held these
                                  positions since 1982. Mr. Raslan serves as a
                                  director of U.S. Home Care Corporation.

            No family relationships exist between any of the directors and officers of the Company.

            Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock. Officers, directors and greater than ten percent stockholders are required by the Commission regulations to furnish the Company with copies of all Section 16(a) reports filed.

            To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended December 31, 1997 all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that each of John H. Foster, Abbingdon Venture Partners Limited Partnership ("Abbingdon"), and Abbingdon Venture Partners Limited Partnership-II ("Abbingdon-II") failed to make a timely filing of a statement on Form 4 regarding certain transactions. Mr. Foster, Abbingdon and Abbingdon-II have subsequently each filed a Form 5 reporting their transactions.

ITEM 11.    EXECUTIVE COMPENSATION.

            The following table sets forth information for the years ended December 31, 1997, 1996 and 1995 concerning the compensation of the Company's Chief Executive Officer and each of the other most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000 during the year ended December 31, 1997.

                           Summary Compensation Table

                                                 Annual                                 Long Term
                                              Compensation                            Compensation
                                          --------------------
                                                                       Other            --------
                                                                       Annual            Awards
                                                                    Compensation        --------          All Other
Name and Principal Position     Year      Salary($)    Bonus($)         ($)            Options(#)      Compensation($)
--------------------------    -------    ---------    --------    --------------     -------------    ---------------
John H. Foster...........       1997            --          --                --                --               --
Chairman of the Board and       1996            --          --                --                --               --
Chief Executive Officer         1995            --          --                --                --               --

Lawrence M. Davies.......       1997       150,000      20,000             6,000(1)             --            2,885(2)
President and Chief             1996       150,000      20,000             6,000(1)             --               --
Operating Officer               1995       160,327       6,750                --                --               --

Massoud G. Hampton, Ph.D.       1997       137,471      10,600                --             5,000           12,354(3)(4)
Vice President of Clinical      1996       129,433       7,260                --             3,000           11,700(5)
Services                        1995       121,443       7,260                --                --           11,700(6)
                                                                                                --
Stanley F. Szczygiel.....       1997       113,820       8,800                --             5,000            9,915(7)(8)
Vice President of Finance       1996       110,000       8,000                --             3,000            7,800(9)
                                1995       101,923       3,000                --                --            7,800(10)

----------------
  (1)       Represents car allowance.
  (2)       Represents payment for unused paid time off.
  (3)       Includes $2,654 payment for unused paid time off.
  (4) Includes $11,700 representing the difference between the fair market value ($4.00) of the 3,000 (out of 15,000) shares of Common Stock which have vested during fiscal year 1997 and the purchase price ($0.10) paid by Mr. Hampton for such shares.
  (5) Represents the difference between the fair market value ($4.00) of the 3,000 (out of 15,000) shares which have vested during fiscal year 1996 and the purchase price ($0.10) paid by Mr. Hampton for such shares.
  (6) Represents the difference between the fair market value ($4.00) of the 3,000 (out of 15,000) shares which have vested during fiscal year 1995 and the purchase price ($0.10) paid by Mr. Hampton for such shares.
  (7)       Includes $2,115 payment for unused paid time off.
  (8) Includes $7,800 representing the difference between the fair market value ($4.00) of the 2,000 (out of 10,000) shares which have vested during fiscal year 1997 and the purchase price ($0.10) paid by Mr. Szczygiel for such shares.
  (9) Represents the difference between the fair market value ($4.00) of the 2,000 (out of 10,000) shares which have vested during fiscal year 1996 and the purchase price ($0.10) paid by Mr. Szczygiel for such shares.
  (10) Represents the difference between the fair market value ($4.00) of the 2,000 (out of 10,000) shares which have vested during fiscal year 1995 and the purchase price ($0.10) paid by Mr. Szczygiel for such shares.

            The Company granted 10,000 stock options to the executive officers named in the Summary Compensation Table during the year ended December 31, 1997.

            The following table sets forth the grants of stock options to the executive officers named in the Summary Compensation Table during the year ended December 31, 1997. The amounts shown for each of the named executive officers as potential realizable values are based on arbitrarily assumed annualized rates of stock price appreciation of five percent and ten percent over the exercise price of the options during the full terms of the options, which would result in stock prices of approximately $5.30 and $8.42, respectively. The amounts shown as potential realizable values for all stockholders represent the corresponding increases in the market value of 10,029,325 outstanding shares of the Common Stock held by all stockholders as of December 31, 1997, which would total approximately $53,155,423 and $84,446,917, respectively. No gain to the optionees is possible without an increase in stock price which will benefit all stockholders proportionately. These potential realizable values are based solely on arbitrarily assumed rates of appreciation required by applicable Securities and Exchange Commission regulations. Actual gains, if any, on option exercises and holdings of Common Stock are dependent on the future performance of the Common Stock and overall market conditions. There can be no assurance that the potential realizable values shown in this table will be achieved.

                        OPTION GRANTS IN FISCAL YEAR 1997

                                                 % of Total                                       Potential Realizable Value
                                                   Options                                        at Assumed Annual Rates of
                                                 Granted to                                      Stock Price Appreciation for
                                                  Employees       Exercise                                Option Term
                                  Options         in Fiscal         Price        Expiration      -----------------------------
           Name                   Granted           Year           ($/sh)           Date              5%               10%
-------------------------       -----------     ------------     ----------     ------------     ------------      -----------
All Stockholders' Stock             N/A              N/A             N/A             N/A          $53,155,423      $84,466,917
Appreciation

John H. Foster..............         0                0              N/A             N/A              N/A              N/A

Lawrence M. Davies..........         0                0              N/A             N/A              N/A              N/A

Stanley F. Szczygiel........       5,000             5%             $3.25          5/09/07          $10,250          $25,850

Massoud G. Hampton, Ph.D....       5,000             5%             $3.25          5/09/07          $10,250          $25,850

            The following table sets forth the number and value of options held by the executive officers of the Company named in the Summary Compensation Table. During the fiscal year ended December 31, 1997 none of the executive officers named in the Summary Compensation Table exercised any options to purchase Common Stock.

                          FISCAL YEAR-END OPTION VALUES

                                 Number of Unexercised           Value of Unexercised In-
                                Options at December 31,            The-Money Options at
                                        1997(#)                   December 31, 1997($)(1)
                             ----------------------------     -----------------------------
Name                          Exercisable/Unexercisable         Exercisable/Unexercisable
---------------------------  ----------------------------     -----------------------------
John H. Foster...............             N/A                              N/A

Lawrence M. Davies...........         8,000/2,000                          N/A

Stanley F. Szczygiel.........         6,200/6,800                          N/A

Massoud G. Hampton, Ph.D.....         6,200/6,800                          N/A

----------

(1) None of the options held by the executive officers named in the Summary Compensation Table were in-the-money at December 31, 1997. Options are those for which the fair market value of the underlying Common Stock exceed the exercise price of the option. The value of in-the-money options is determined in accordance with regulations of the Securities and Exchange Commission by subtracting the aggregate exercise price of the option from the aggregate year-end value of the underlying Common Stock.

Director Compensation

            Directors of the Company do not receive fees for service as directors but are reimbursed for out-of-pocket expenses. Dr. Lehrhoff receives fees for consulting services he performs for the Company. See Compensation Committee Interlocks and Insider Participation.

Employment Arrangements

            The Company has entered into employment agreements, which are terminable at will, with each of Lawrence M. Davies, Stanley F. Szczygiel, Massoud G. Hampton, Ph.D. and Mark D. Gibson. These agreements set forth, among other things, the base salary, bonus, equity participation, and other employee benefit arrangements for each of Messrs. Davies, Szczygiel, Gibson and Hampton.

Compensation Committee Interlocks and Insider Participation

            The members of the Compensation Committee of the Board of Directors of the Company during 1997 were Shawkat Raslan and John H. Foster. During 1997, John H. Foster, Chairman of the Board and Chief Executive Officer of the Company and Shawkat Raslan, a director of the Company, were directors and members of the Compensation Committee of CulturalAccessWorldwide, Inc.

            Each of the directors and the following executive officers of the Company acquired the following shares of Common Stock from the Company in the following months for $.10 per share, which shares of Common Stock vest over a three- to five-year period contingent upon continued service: in March 1992, 5,000 shares of Common Stock to Lawrence M. Davies, President and Chief Operating Officer and a director of the Company; in August 1992, 5,000 shares of Common Stock to R. Bruce Mosbacher, a director of the Company; in June 1993, 5,000 shares of Common Stock to Timothy E. Foster, a director of the Company and 100,000 shares of Common Stock to Mr. Davies; in December 1993, 5,000 shares of Common Stock to Harvey V. Fineberg, M.D., a director of the Company; in January 1994, 10,000 shares of Common Stock to Stanley F. Szczygiel, Vice President of Finance and Secretary of the Company and 5,000 shares of Common Stock to Shawkat Raslan, a director of the Company; and in February 1994, 15,000 shares of Common Stock to Massoud G. Hampton, Ph.D., Vice President of Clinical Services of the Company. The shares issued during January and February 1994 were deemed to have a fair value of $4.00 per share resulting in the recognition of compensation expense by the Company over the periods during which such shares vest.

            The Company has entered into stock purchase agreements with each of its directors (except John H. Foster and Irwin Lehrhoff, Ph.D.) and executive officers (except Mark D. Gibson) (the "Stock Purchase Agreements") pursuant to which such individuals purchased their respective shares of Common Stock. The Stock Purchase Agreements provide for restrictions on the sale of such shares and further provide that the Company has the option to repurchase such shares at $.10 per share upon the occurrence of certain conditions contained therein.

            The Company entered into a stockholders agreement with Dr. Lehrhoff (the "Stockholders Agreement") in connection with the Company's acquisition from Dr. Lehrhoff of Irwin Lehrhoff & Associates, Inc. ("ILA") in March 1991. The Stockholders Agreement grants certain registration rights to Dr. Lehrhoff in the event that the Company registers shares of Common Stock pursuant to a registration statement (other than a registration statement on Form S-8 or Form S-4 or other comparable registration form) in connection with a public offering of Common Stock.

            The Company entered into a consulting agreement with Dr. Lehrhoff in April 1996 providing for a fee of $1,500 per month for consulting services plus contingent fees based upon the consummation of acquisitions. Under the consulting agreement, with respect to acquisitions initiated by him, Dr. Lehrhoff receives a fee of $8,000 for each acquisition of a business with less than $1,000,000 in annual net revenues, a fee of $12,000 for each acquisition of a business with $1,000,000 or more in annual net revenues but less than $2,000,000 in annual net revenues and a fee equal to one percent of the annual net revenues of each acquired business having annual net revenues of $2,000,000 or more. Total fees paid and expenses reimbursed under the consulting agreement in 1997 were approximately $32,000.

            Until February 1998, the Company subleased its principal corporate offices from NovaCare, Inc., of which John H. Foster is Chairman of the Board and a director and Timothy E. Foster is President and Chief Executive Officer and a director. The Company paid base rent at a rate equal to NovaCare, Inc.'s cost, including reimbursement for leasehold improvements made by NovaCare, Inc. During 1997, the Company paid NovaCare, Inc. a total of $129,000 pursuant to this sublease.

            During 1997, NovaCare, Inc. paid the Company $526,000 for EAP and managed mental health services provided by the Company pursuant to a contract between the Company and NovaCare, Inc.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT.

            The stockholders (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who, to the knowledge of the Board of Directors of the Company, owned beneficially more than five percent of the Company's one class of outstanding voting securities as March 31, 1998, each director and each executive officer named in the Summary Compensation Table of the Company and all directors and officers of the Company as a group, and their respective shareholdings as of such date (according to information furnished by them to the Company), are set forth in the following table. Except as indicated in the footnotes to the table, all of such shares are owned with sole voting and investment power.

                                           Shares of Common
                                             Stock Owned
           Name and Address                  Beneficially       Percent of Class
--------------------------------------   ------------------    -----------------
Abbingdon Venture Partners                    2,767,650               27.4%
      Limited Partnership
      1018 West Ninth Avenue
      King of Prussia,
      Pennsylvania 19406

Abbingdon Venture Partners Limited              921,550                9.1
      Partnership-II
      1018 West Ninth Avenue
      King of Prussia,
      Pennsylvania 19406

John H. Foster                                3,737,974 (1)           37.0
      Foster Management Company
      1018 West Ninth Avenue
      King of Prussia,
      Pennsylvania 19406

Lawrence M. Davies                              120,568 (2)            1.2
      Apogee, Inc.
      1060 First Avenue
      King of Prussia,
      Pennsylvania 19406

Timothy E. Foster                             3,719,421 (3)           36.9
      NovaCare, Inc.
      1016 West Ninth Avenue
      King of Prussia,
      Pennsylvania 19406

                                           Shares of Common
                                             Stock Owned
           Name and Address                  Beneficially       Percent of Class
--------------------------------------   ------------------    -----------------
Harvey V. Fineberg, M.D.                          7,000                 *
      Harvard University
      677 Huntington Avenue
      Boston, Massachusetts  02115

Irwin Lehrhoff, Ph.D.                           196,500 (4)            1.9
      Irwin Lehrhoff & Associates
      13946 Ventura Boulevard
      Sherman Oaks, California  91423

R. Bruce Mosbacher                                5,000 (5)             *
      Saw Island Partners
      2200 Sand Hill Road
      Suite 150 Menlo Park, California
      94025

Shawkat Raslan                                   10,000                 *
      International Resources
       Holdings, Inc.
      16th Floor
      770 Lexington Avenue
      New York, New York  10021

Stanley F. Szczygiel                             18,738 (6)             *
      Apogee, Inc.
      1060 First Avenue
      King of Prussia,
      Pennsylvania  19406

Massoud G. Hampton, Ph.D.                        22,800 (7)             *
      Apogee, Inc.
      1060 First Avenue
      King of Prussia,
      Pennsylvania  19406

Mark D. Gibson                                    3,500 (8)             *
      Apogee, Inc.
      1060 First Avenue
      King of Prussia,
      Pennsylvania  19406

Wellington Management Company, L.L.P.           664,000                6.6
      75 State Street
      Boston, Massachusetts 02109

Wellington Trust Company, L.L.P.                664,000                6.6
      75 State Street
      Boston, Massachusetts 02109

Directors and officers as a group             4,152,301 (1)(2)        41.0
(10 persons)                                            (3)(4)
                                                        (5)(9)

----------
*     Less than one percent (1%).

(1) Includes 3,689,200 shares of Common Stock owned by Abbingdon and Abbingdon-II, limited partnerships of each of which Mr. Foster is a general partner of the general partner through intermediate general partnerships. Also includes 16,800 shares of Common Stock owned by the Trust u/w Virginia C. Foster, of which Mr. Foster is a trustee.

(2) Includes 8,000 shares of Common Stock presently issuable upon the exercise of stock options.

(3) Includes 3,689,200 shares of Common Stock owned by Abbingdon and Abbingdon-II, limited partnerships of each of which Mr. Timothy E. Foster is a general partner of the general partner through intermediate general partnerships.

(4) Includes 176,000 shares of Common Stock owned by Irwin Lehrhoff Trust No. 1, of which Dr. Lehrhoff is a trustee and beneficiary. Does not include 500 shares of Common Stock owned by Dr. Lehrhoff's spouse, of which Dr. Lehrhoff disclaims beneficial ownership.

(5) Represents shares of Common Stock owned by the Mosbacher/Ditz Living Trust, of which Mr. Mosbacher is the trustee and a beneficiary.

(6) Includes 7,800 shares of Common Stock presently issuable upon the exercise of stock options.

(7) Includes 7,800 shares of Common Stock presently issuable upon the exercise of stock options.

(8) Represents 3,500 shares of Common Stock presently issuable upon the exercise of stock options.

(9) Includes 27,100 shares of Common Stock presently issuable upon the exercise of stock options.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


            Irwin Lehrhoff, Ph.D. was the sole stockholder of ILA, which the Company acquired in March 1991. The Company paid Dr. Lehrhoff $300,000 in cash, an 8% promissory note of the Company in the principal amount of $750,000, payable in three annual installments beginning on March 15, 1992, and 180,000 shares of Common Stock from the Company for his shares of stock in ILA. Such note issued to Dr. Lehrhoff was paid in full, together with all accrued and unpaid interest thereon, in March 1994 in accordance with its terms. In connection with the sale of ILA, Dr. Lehrhoff entered into a consulting agreement with the Company. See "Item 11. Executive Compensation - Employment Arrangements".

            Each of the directors and executive officers of the Company acquired the following shares of Common Stock from the Company in the following months for $.10 per share, which shares of Common Stock vest over a three-to five-year period contingent upon continued service: in March 1992, 5,000 shares of Common Stock to Lawrence M. Davies, President and a director of the Company; in August 1992, 5,000 shares of Common Stock to R. Bruce Mosbacher, a director of the Company; in June 1993, 5,000 shares of Common Stock to Timothy E. Foster, a director of the Company and 100,000 shares of Common Stock to Mr. Davies; in December 1993, 5,000 shares of Common Stock to Harvey V. Fineberg, M.D., a director of the Company; in January 1994, 10,000 shares of Common Stock to Stanley F. Szczygiel, Vice President of Finance and Secretary of the Company and 5,000 shares of Common Stock to Shawkat Raslan, a director of the Company; and in February 1994, 15,000 shares of Common Stock to Massoud G. Hampton, Ph.D., Vice President of Clinical Services of the Company. The shares issued during January and February 1994 were deemed to have a fair value of $4.00 per share resulting in the recognition of compensation expense by the Company over the periods during which such shares vest.

            The Company has entered into stock purchase agreements with each of its directors (except John H. Foster and Irwin Lehrhoff, Ph.D.) and executive officers (except for Mark D. Gibson) (the "Stock Purchase Agreements") pursuant to which such individuals purchased their respective shares of Common Stock. The Stock Purchase Agreements provide for restrictions on the sale of such shares and further provide that the Company has the option to repurchase such shares at $.10 per share upon the occurrence of certain conditions contained therein. In addition, the Company and each of Messrs. Davies, Szczygiel and Hampton have agreed that, in the event of a proposed sale of control of the Company, each of such individuals will be permitted, or may be required, to sell a number of those shares of Common Stock covered by his or her respective Stock Purchase Agreement as shall be proportionate to the number of shares of Common Stock that the controlling stockholders shall sell of the shares owned by them, for the same consideration per share and on the same terms and conditions received by such controlling stockholders in such sale of control.

            The Company entered into a stockholders agreement with Dr. Lehrhoff (the "Stockholders Agreement") in connection with the Company's acquisition of ILA. The Stockholders Agreement grants certain registration rights to Dr. Lehrhoff in the event that the Company registers shares of Common Stock pursuant to a registration statement (other than a registration statement on Form S-8 or Form S-4 or other comparable registration form) in connection with a public offering of Common Stock, other than in connection with the Company's initial public offering in June 1994.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 30, 1998

                                    APOGEE, INC.


                              By /s/ Lawrence M. Davies
                                 -------------------------------
                                      Lawrence M. Davies
                                      President, Chief
                                      Operating Officer
                                      and Director