Form 10-Q
period 1998-03-31
APOGEE INC
filed 1998-05-20
CIK 915859

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                                 --------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                        TO
                               ----------------------    ----------------------

COMMISSION FILE NUMBER    1-13177
                         ---------

                                  APOGEE, INC.
                                  ------------

             (Exact name of registrant as specified in its charter)

                Delaware                                 13-3605119
      -------------------------------       ------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

1060 First Avenue - Suite 410
King of Prussia, PA                                        19406
-----------------------------                              ------
(Address of principal executive offices)                 (Zip Code)

(610) 992-2600
----------------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

As of May 15, 1998, Apogee, Inc. had 10,144,329 shares of common stock, $0.01 par value, outstanding.

                                  APOGEE, INC.
                    FORM 10-Q - QUARTER ENDED MARCH 31, 1998

                                      INDEX

FORM 10-Q       FORM 10-Q                                                FORM 10-Q
 PART NO:       ITEM NO.      DESCRIPTION                                PAGE NO.
---------       ---------     -----------                                ---------
I.                            FINANCIAL INFORMATION

                     1.       Financial Statements

                               -    Consolidated Statements of
                                    Operations for the Three
                                    Months Ended March 31, 1998
                                    and 1997                                3

                               -    Consolidated Balance Sheets
                                    as of March 31, 1998 and
                                    December 31, 1997                       4

                               -    Consolidated Statements of
                                    Cash Flows for the Three Months
                                    Ended March 31, 1998 and 1997           5

                               -    Consolidated Statement of
                                    Changes in Stockholders' Equity
                                    for the Three Months Ended
                                    March 31, 1998                          6

                               -    Notes to Consolidated Financial
                                    Statements                              7 - 8

                     2.   Management's Discussion and Analysis of
                          Financial Condition and Results of Operations     9 - 19

II.                       OTHER INFORMATION

                     1.   Legal Proceedings                                 20

                     6.   Exhibits and Reports on Form 8-K                  20

                Signatures                                                  21

                Index to Exhibits                                           22


                                  APOGEE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED
                                                                       MARCH 31,
                                                            ----------------------------
                                                               1998             1997
                                                            -----------      -----------
     NET REVENUES:
          PATIENT SERVICE REVENUE                              $12,565          $16,740
          PREMIUM REVENUE                                        2,839            2,460
                                                            -----------      -----------

              TOTAL NET REVENUES                                15,404           19,200
                                                            -----------      -----------

     COST OF REVENUES:
          PATIENT SERVICE COSTS                                 10,126           13,166
          PREMIUM SERVICE COSTS                                  1,734            1,759
                                                            -----------      -----------

              TOTAL COST OF REVENUES                            11,860           14,925
                                                            -----------      -----------

     GROSS PROFIT                                                3,544            4,275

     SELLING AND ADMINISTRATIVE EXPENSES                         2,493            2,885

     PROVISION FOR DOUBTFUL ACCOUNTS                               770              964

     AMORTIZATION OF INTANGIBLE ASSETS AND EXCESS
        COST OVER FAIR VALUE OF NET ASSETS ACQUIRED                420              539
                                                            -----------      -----------

     LOSS FROM OPERATIONS                                         (139)            (113)

     INTEREST EXPENSE, NET                                         310              299
                                                            -----------      -----------

     LOSS BEFORE INCOME TAXES                                     (449)            (412)

     PROVISION FOR INCOME TAXES                                     32                8
                                                            -----------      -----------

     NET LOSS                                                    ($481)           ($420)
                                                            ===========      -----------

     BASIC AND DILUTED NET LOSS PER COMMON SHARE                ($0.05)          ($0.04)
                                                            -----------      -----------

     WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC
        AND DILUTED                                         10,062,736        9,851,342
                                                            ===========      ===========

                                  APOGEE, INC.
                           CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                 MARCH 31,
                 ASSETS                                            1998          DECEMBER 31,
                                                                (UNAUDITED)          1997
                                                               --------------   ---------------
CURRENT ASSETS:

       CASH AND CASH EQUIVALENTS                                      $1,938            $2,154
       ACCOUNTS RECEIVABLE, NET OF ALLOWANCE
          FOR DOUBTFUL ACCOUNTS OF $7,281 IN 1998 AND                  5,885             5,939
          $7,348 IN 1997
       OTHER ACCOUNTS RECEIVABLE                                         820             1,455
       OTHER CURRENT ASSETS                                              431               410
                                                              --------------   ---------------

                TOTAL CURRENT ASSETS                                   9,074             9,958

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
   AMORTIZATION OF $1,437 IN 1998 AND $1,253 IN 1997                   2,378             2,426
INTANGIBLE ASSETS AND EXCESS COST OVER FAIR VALUE
   OF NET ASSETS ACQUIRED, NET OF ACCUMULATED
   AMORTIZATION OF $5,872 IN 1998 AND $5,452 IN 1997                  30,837            31,031
OTHER ASSETS, NET                                                        192               185
                                                              --------------   ---------------

                                                                     $42,481           $43,600
                                                              ==============   ===============

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       CURRENT PORTION OF LONG-TERM DEBT                             $15,893           $13,891
       ACCOUNTS PAYABLE                                                1,818             2,283
       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES                 19,920            21,430
                                                              --------------   ---------------

                TOTAL CURRENT LIABILITIES                             37,631            37,604

LONG-TERM DEBT                                                            42               809
OTHER LONG-TERM LIABILITIES                                               60               128
DEFERRED INCOME TAX LIABILITY                                            346               346
                                                              --------------   ---------------

                TOTAL LIABILITIES                                     38,079            38,887
                                                              --------------   ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
       COMMON STOCK, $.01 PAR VALUE, 20,000,000 SHARES
           AUTHORIZED; ISSUED 10,089,329 IN 1998 AND
           10,029,325 IN 1997                                            101               100
       CAPITAL IN EXCESS OF PAR VALUE                                 86,513            86,349
       ACCUMULATED DEFICIT                                           (82,188)          (81,707)
       DEFERRED COMPENSATION                                             (24)              (29)
                                                              --------------   ---------------

                TOTAL STOCKHOLDERS' EQUITY                             4,402             4,713
                                                              --------------   ---------------
                                                                     $42,481           $43,600
                                                              ==============   ===============

                                  APOGEE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                  THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                        ---------------------------------------
                                                                            1998                      1997
                                                                        -------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      NET LOSS                                                                 ($481)                    ($420)
      ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
        USED IN OPERATIONS:
        DEPRECIATION AND AMORTIZATION                                            604                       704
        PROVISION FOR DOUBTFUL ACCOUNTS                                          770                       964
      CHANGES IN ASSETS AND LIABILITIES, NET OF
        EFFECTS OF BUSINESSES ACQUIRED:
        INCREASE IN ACCOUNTS RECEIVABLE                                         (716)                   (1,109)
        DECREASE IN OTHER CURRENT ASSETS                                         214                       177
        DECREASE IN ACCOUNTS PAYABLE                                            (465)                     (495)
        DECREASE IN ACCRUED EXPENSES AND
           OTHER CURRENT LIABILITIES                                            (301)                     (516)
        (INCREASE) DECREASE IN OTHER ASSETS AND OTHER LIABILITIES                (75)                       87
                                                                        -------------             -------------

            NET CASH USED IN OPERATING ACTIVITIES                               (450)                     (608)
                                                                        -------------             -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      ADDITIONAL PAYMENTS FOR BUSINESSES ACQUIRED
            IN PRIOR YEARS                                                    (1,265)                     (562)
      DISPOSITION OF BUSINESSES                                                  400                       100
      PURCHASES OF PROPERTY AND EQUIPMENT                                       (136)                     (179)
                                                                        -------------             -------------

                NET CASH USED IN INVESTING ACTIVITIES                         (1,001)                     (641)
                                                                        -------------             -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        PROCEEDS FROM BORROWINGS                                               2,200                     2,450
        PRINCIPAL PAYMENTS ON LONG-TERM OBLIGATIONS                             (965)                   (1,477)
                                                                        -------------             -------------

                NET CASH PROVIDED BY FINANCING ACTIVITIES                      1,235                       973
                                                                        -------------             -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (216)                     (276)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               2,154                     2,299
                                                                        -------------             -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $1,938                    $2,023
                                                                        =============             =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      INTEREST PAID                                                             $382                      $357
                                                                        =============             =============
      INCOME TAXES PAID                                                          $31                       $20
                                                                        =============             =============

                                  APOGEE, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                COMMON SHARES
                                          --------------------------
                                                                     CAPITAL IN
                                                                     EXCESS OF       ACCUMULATED       DEFERRED
                                            NUMBER      PAR VALUE    PAR VALUE         DEFICIT       COMPENSATION       TOTAL
                                          ------------ ------------ -------------  ---------------- ---------------- -------------
BALANCE AT DECEMBER 31, 1997                  10,029         $100       $86,349          ($81,707)            ($29)       $4,713

COMMON STOCK ISSUED IN CONNECTION WITH
   ACQUISITIONS                                   60            1           164                                              165

AMORTIZATION OF DEFERRED COMPENSATION                                                                            5             5

NET LOSS                                                                                     (481)                          (481)
                                         ------------ ------------ -------------  ---------------- ---------------- -------------
BALANCE AT  MARCH 31, 1998 (UNAUDITED)        10,089         $101       $86,513          ($82,188)            ($24)       $4,402
                                         ============ ============ =============  ================ ================ =============

                                  APOGEE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                     (Dollars in thousands, per share data)



NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1997 included in its Form 10-K filed with the Securities and Exchange Commission on April 15, 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Company management, the consolidated financial statements for the unaudited interim periods presented include all adjustments, consisting only of normal recurring adjustments, necessary to present a fair statement of the results for such interim periods.

      Certain prior period amounts have been reclassified to conform to the current period presentation.

      Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

NOTE 2 - INCOME TAXES

      The provision for income taxes is based on the Company's estimated effective income tax rate for 1998. At December 31, 1997, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $10,000. Their use is limited to future taxable earnings of the Company and, as specified in the Internal Revenue Code, use of certain of the net operating loss carryforwards is limited as they were acquired by the Company in a purchase of the stock of other companies. The carryforwards expire in varying amounts through 2012. A valuation reserve has been established against the potential future benefit of the net operating loss carryforwards and other deferred tax assets.

                                  APOGEE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
             (Dollars in thousands, except share and per share data)




NOTE 3 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                               March 31,            December 31,
                                                 1998                   1997
                                               --------               --------

Clinician fees and medical claims......         $  3,407               $ 3,291
Acquisition related costs..............            3,941                 5,006
Salaries and vacation..................            1,543                 1,507
Restructuring costs ...................            2,702                 3,218
Long-term care reserves................            5,800                 5,800
Other..................................            2,527                 2,608
                                                 -------              --------
                                                 $19,920               $21,430
                                                 =======               =======


Acquisition related costs pertain to consideration payable to former owners of acquired businesses based upon the resolution of purchase price contingencies.

                                  APOGEE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                 (Dollars in Thousands, except per share data)


      The Company operates multi-disciplinary outpatient behavioral health group practices and is one of the largest providers of outpatient behavioral health services in the United States. The Company provides behavioral health and related services, principally at free-standing clinics. At March 31, 1998, the Company's outpatient operations were principally concentrated in Florida, Maryland, New Jersey, Pennsylvania, Virginia and Wisconsin.

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

Sale and Divestiture of Outpatient Business

      In December 1997, the Company announced its plans to sell and divest its outpatient behavioral health group practice operations (the "Sale"). The Company entered into an agreement to sell substantially all of the assets of the outpatient behavioral health group practice business, except for practices located in the Western region of the United States which the Company has sold or shut down. The consummation of the Sale will result in the divestiture by the Company of substantially all the assets and business of the Company's outpatient behavioral health practices. As of December 31, 1997, the outpatient behavioral health practice business accounted for approximately eighty-four percent (84%) of the assets of the Company (before the impact of the write down of assets held for sale and the impact of the restructuring charge - see below); and for the year ended December 31, 1997 approximately eighty-three percent (83%) of the Company's net revenues. After the closing date of the Sale, the Company will no longer operate outpatient behavioral health practices and its primary business activity will be managed behavioral healthcare through its Integra Division. As a result of the Sale, the Company will be a significantly smaller company in terms of revenues and assets.

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

                                  APOGEE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                 (Dollars in thousands, except per share data)

Background to the Sale and Divestiture of Outpatient Business.

           On an ongoing basis, the Company evaluates and considers alternatives to improve operating results and enhance shareholder value. These alternatives include continued acquisitions or mergers, joint ventures, strategic alliances and sale of assets. In October 1997, the Company executed a non-binding memorandum of understanding with PsychPartners for the sale of substantially all of the Company's outpatient behavioral health businesses. The Company then began a more focused assessment of alternatives available to the Company including an evaluation of the transaction with PsychPartners to determine if such a transaction was both viable and in the best interests of the Company and its shareholders. In December 1997, the Company's Board of Directors reached agreement that an exit and disposal of the Company's outpatient operations and a refocus on behavioral managed care was the best course of action for the Company to pursue. The Board authorized management to proceed with and attempt to close the transaction with PsychPartners. On December 26, 1997, the Company executed a Purchase Agreement with PsychPartners. The Company's Board of Directors believes that the terms of the Sale are fair to, and in the best interests of, the Company and its shareholders. Accordingly, the Board of Directors has unanimously approved the Sale and recommends approval of the Sale by the shareholders. While the Company's estimated future cash flows from these operations showed full recovery of the carrying value of the related assets prior to the decision to sell, the Company believes the sale of substantially all of the Company's outpatient businesses will enable the Company to achieve higher returns than would be obtained if the Company continued to operate its outpatient operations. In reaching its decision to approve the Sale to PsychPartners, the Company and the Board of Directors considered the following factors:

      (i) The condition, prospects and strategic direction of the Company's outpatient behavioral healthcare business. In this regard, the Board of Directors has reviewed its analyses of the earnings potential of the outpatient behavioral healthcare business based upon various operating and market assumptions and its conclusion that there was a significant probability that the shareholder value of the Company may not significantly improve in the near term. This review included a discussion of (a) the Company's cost structure,
(b) the competitive market in each of the Company's businesses, and (c) the Company's losses in recent periods;

      (ii) The constraints on the Company's ability to finance growth, including the dilutive impact of additional equity financing and the costs of additional financing;

      (iii) Recent and historical market prices for the Company Common Stock indicated that the Company had not created in the eyes of the public market a clear enough distinction between its group practice strategy and its managed care strategy and the Sale would allow the Company to focus on pursuing a pure managed care strategy which might be perceived more positively in the market;

                                  APOGEE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                 (Dollars in thousands, except per share data)


          (iv) The successful negotiations regarding the Purchase Agreement which the Company believed reflected a fair and equitable understanding between the parties;

          (v) The substantial likelihood that the Sale would be consummated and the fact that no other viable alternative to the Sale was available; and

          (vi) The $27,000 cash consideration to be received upon the consummation of the Sale will allow the Company to repay its existing Credit Facility and satisfy its obligations in connection with past acquisitions and the Florida Medicare review and will provide the Company with funds to pursue its growth strategy in the managed behavioral healthcare field through its Integra Division.

          In addition, the Board received a written fairness opinion from Banc One Capital Corporation which states that the Sale was fair from a financial point of view. If the Sale is not consummated, the Company will pursue other strategic alternatives and will be required to refinance its revolving Credit Facility and obtain additional financing. See "Liquidity and Capital Resources."

          In December 1997, and in conjunction with the above, the Board also authorized a plan to shut down or sell the remaining outpatient operations not included in the proposed Sale to PsychPartners. When reaching this decision the Board considered the following factors:

          (i) The recent operating losses in these remaining outpatient operations. The Company projected that over time, these operations would be able to be returned to profitability, however, the Company would be required to make a substantial investment in terms of both capital to fund the short-term losses and management resources. The Company believes that dedicating Company resources to the behavioral managed care market would ultimately result in a higher return on investment than if the Company continued to invest in the Western Region outpatient operations.

          (ii) The proposed Sale to PsychPartners would divest the Company of substantially all of its outpatient operations. By executing a plan to divest the remaining outpatient operations, the Company would have the opportunity to significantly reduce its regional and corporate infrastructure which the Company believes will improve overall profitability.

        On May 14, 1998, at the Special Meeting of the Shareholders of Apogee, Inc., the shareholders of the Company approved and adopted the terms of the purchase agreement with PsychPartners. Effective on May 18, 1998, the Company closed the aforementioned transaction. PsychPartners elected not to acquire the assets associated with one of the Company's practices which is undergoing a Medicaid review. As a result the purchase agreement was amended to reflect the above including adjustment of the purchase price to: (a) $26,400 in cash, (b) a warrant contingently issuable to purchase 230,000 Common Units of PsychPartners at a purchase price of $.05 per Common Unit and (c) the assumption of certain liabilities.

                                  APOGEE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                 (Dollars in thousands, except per share data)


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

                                  APOGEE, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                 (Dollars in thousands, except per share data)


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

      Patient service revenue for the three months ended March 31, 1998 decreased to $12,565 from $16,740 in the same period of the prior year. This decrease is essentially a result of the impact of operations which were discontinued or downsized in conjunction with the Company's restructurings in the fourth quarter of 1996 and 1997 including the Company's Western Region outpatient operations and long term care operations.

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

                                  APOGEE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                 (Dollars in thousands, except per share data)


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

      Premium revenues for the three months ended March 31, 1998 increased to $2,839 from $2,460 in the same period of the prior year. This increase was primarily a result of new contracts and increased enrollment in the Company's employee assistance programs and third party clinical case management and claims adjudication services.

GROSS PROFIT

      Gross profit comprises net revenues less personnel, field management, facility and other costs and expenses directly associated with the delivery of services. Gross profit decreased to $3,544 for the three months ended March 31, 1998 from $4,275 for the comparable period last year. This decrease is primarily a result of the impact of operations which were discontinued or downsized in conjunction with the Company's restructuring and decision to exit the outpatient behavioral health business in the fourth quarter of 1997.

                                  APOGEE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                 (Dollars in thousands, except per share data)


SELLING AND ADMINISTRATIVE EXPENSES

      Selling and administrative expenses are primarily comprised of corporate office, regional management and centralized billing expenses. Selling and administrative expenses decreased to $2,493 for the three months ended March 31, 1998 from $2,885 for the same period in 1997, due primarily to a combination of reduced administrative costs as a result of discontinued operations. Subsequent to the close of the Sale of the outpatient operations to PsychPartners, the Company intends to further reduce administrative costs which assist in the support of the outpatient operations.

PROVISION FOR DOUBTFUL ACCOUNTS

      The provision for doubtful accounts pertains largely to the patient service revenue and decreased to $770 for the three months ended March 31, 1998 from $964 for the same period in 1997. This decrease results primarily from a decrease in the patient service net revenue as the provision for doubtful accounts has remained fairly consistent as a percentage of net revenues.

AMORTIZATION OF INTANGIBLE ASSETS AND EXCESS COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

      During 1997, the company wrote off approximately $48 million in goodwill when it changed its strategic direction and approved a plan to exit and dispose of the outpatient operations. These write downs were based on the Company's cash flow analyses which reflected the cash flows expected to result from the use of these assets prior to their disposal as well as the proceeds expected to results from their disposal based upon the terms of the Purchase Agreement with PsychPartners. This write down in goodwill resulted in a reduction of amortization of approximately $300 for the quarter ended March 31, 1998.

      After the completion of the Sale and divestiture, the Company will be substantially smaller in terms of both assets and net revenues. In light of the repositioning of the Company as a managed behavioral healthcare company and continuing changes in the managed health care industry, the Company in the fourth quarter of 1997, changed its estimated useful life for the cost over fair value of assets acquired from 40 years to 25 years. Amortization expense increased approximately $180 for the three months ended March 31, 1998 as a result of this change in estimate.

                                  APOGEE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                 (Dollars in thousands, except per share data)


OTHER MATTERS

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

        In March 1998, the Company received notification that the Medicare intermediary in California has completed a post payment medical review of billings previously submitted and paid between 1990 and 1994. Based on the results of their review, the intermediary has requested a refund of approximately $1,200. Services were denied primarily on the basis of medical necessity and incomplete documentation. The Company has not yet completed its review of the intermediary's findings, but anticipates requesting an administrative hearing. The Company has fully reserved for the above amount.

        In April 1998, the Company received notice from the office of the Attorney General of New York State that the New York Medicaid billings of one of the operations with which it has a Management Services Agreement will be audited. Due to the preliminary nature of the review, the Comapny can not predict when the audit will be completed, its ultimate outcome or its potential impact of earnings, but belives the outcome of the audit, including repayments, if any, should not have a material adverse on the Company's financial condition.

        Although management believes the reserves established for the above matters are sufficient, it is possible that the final resolution of these matters may exceed the established reserves by an amount which could be material to the Company's results of operations. The Company does not believe the ultimate outcome of these matters will have a material adverse effect on the Company's overall financial condition, liquidity or operations.

  Liquidity and Capital Resources

     Net cash used in operations was $450 for the three months ended March 31, 1998, compared to net cash used in operations of $608 for the same period in the prior year. Cash and cash equivalents remained fairly consistent, decreasing from $2,154 at December 31, 1997 to $1,938 at March 31, 1998.

                                  APOGEE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                 (Dollars in thousands, except per share data)


      At March 31, 1998, the Company had a working capital deficit of $28,557. This deficit is primarily attributable to the current classification of the Company's revolving credit facility ("Credit Facility") and accrued liabilities of $8,502 which pertain to the Company's sale of and exit from the outpatient behavioral group practice business and reserves established for its long-term care operations which were discontinued in 1996.

      In April 1996, the Company entered into an agreement with PNC Bank to establish the Credit Facility for up to a maximum of $15,000. Borrowings availability under this Credit Facility are based on the Company's earnings before interest, income taxes, depreciation and amortization, and the value of selected assets, principally accounts receivable and property and equipment; subject to various financial and non-financial covenants; and secured by substantially all of the assets of the Company. Borrowings under the Credit Facility bear interest at the bank's prime rate plus 1.0% or LIBOR plus 2.85%. The proceeds of this Credit Facility are available for future acquisitions, working capital and general corporate purposes. In March 1997, the Credit Facility was amended to reset various financial covenants to reflect the Company's restructuring and other charges incurred in 1996. In addition, the bank retained discretion for borrowings in excess of $12,000.

      At March 31, 1998, the Company was in default of certain financial covenants contained in the Credit Facility. The bank has waived the covenant violations and extended the additional borrowings contingent upon consummation of the Sale to PsychPartners at which point the Company has agreed to repay all existing bank debt with proceeds from the Sale. Through May 14, 1998, total advances under the Credit Facility were $14,770. This amount was fully repaid with proceeds from sale to PsychPartners.

      In addition to repayment of the Credit Facility, the Company anticipates that the net proceeds from the Sale to PsychPartners will primarily be used to repay bank debt, fund payment of acquisition notes and contingent consideration and settlement of the Florida Medicare review (see above). The Company intends to establish a new credit facility which it expects will provide between $7,000 and $10,000 in borrowings availability in future periods.

                                  APOGEE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                 (Dollars in thousands, except per share data)


        In the event the sale was not completed the Company entered into an agreement with certain investment partnerships (the "Investment Partnerships") which are significant stockholders of the Company and are managed by Foster Management Company, an affiliated party, to obtain their commitment to guarantee an additional $7,000 of financing. In return, the investment funds will receive the following: (i) a commitment fee of 2% of the guaranteed amount ; (ii) a draw down fee of 2% on borrowings in excess of $15,000; (iii) an unused commitment fee of 1/2% per annum; and (iv) warrants to purchase 400,000 shares of common stock of the Company at a price of $0.05 per share (the "Apogee Warrants") or, in the event the Sale is not consummated, a transaction fee of $3,500 payable on April 30, 1999. With the Sale completed, the Company estimates the cost to the Company will be $140 in cash payable to the Investment Partnerships and a non-recurring charge of approximately $930 which represents the difference between the exercise price of the Apogee Warrants and the fair market value of the underlying Company Common Stock. These charges will be recorded in the Company's results of operations for the quarter ending June 30, 1998.

     The Company believes that the cash flow generated by the Company's operations, together with its existing cash and proceeds from the Sale, will be sufficient to meet the Company's cash requirements in 1998.

      The Company's current ratio, working capital and debt to equity ratio are set forth below for the dates indicated:

                                                      March 31, 1998        December 31, 1997
                                                      --------------        -----------------
      Current Ratio....................                    .24:1                  .26:1
      Working Capital Deficit..........                $(28,557)              $(27,646)
      Debt to Equity...................                    3.6:1                  3.1:1

                                  APOGEE, INC.
                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)
                                 MARCH 31, 1998
             (Dollars in thousands, except per share data)



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

                                  APOGEE, INC.
                    FORM 10-Q - QUARTER ENDED MARCH 31, 1998



ITEM 1 - LEGAL PROCEEDINGS

From time to time, the Company is a party to certain claims, suits and complaints which arise in the ordinary course of business. During 1996, certain Medicare Part B and related co-insurance billings previously submitted by one of the Apogee subsidiaries were selected for review by the Office of the Inspector General of the Department of Health and Human Services ("OIG") and the Department of Justice ("DOJ"). Apogee has been informed by the DOJ review is a civil matter relating to billings for services to Medicare patients in long-term care facilities in the State of Florida during the period from approximately January 1994 through mid-1995. During the pendency of this review, the Medicare intermediary has suspended all Medicare payments to this subsidiary. It is the Company's policy to comply with all federal, state and local laws, including those applicable to the Medicare program. In December 1997, the company and representatives from the United States Attorney's office reached an agreement in principle that would settle all of the OIG's civil claims against the Company relating to this matter for a payment of $3,000. This tentative agreement is subject to the final approval by the appropriate officers of the DOJ and OIG. Throughout this process, the Company has been fully cooperating with the review and anticipates reaching a definitive agreement in 1998. The Company has established a reserve for the above amount, which is included with Accrued Expenses and Other Accrued Liabilities, in the accompanying Balance Sheet. The final agreement, when reached, is not expected to materially differ from the terms outlined above.

In March 1998, the Company received notification that the Medicare intermediary in California has completed a post payment medical review of billings previously submitted and paid between 1990 and 1994. Based on the results of their review, the intermediary has requested a refund of approximately $1,200. Services were denied primarily on the basis of medical necessity and incomplete documentation. The Company has not yet completed its review of the intermediary's findings, but anticipates requesting an administrative hearing. The Company fully reserved the above amount.

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

                                                    APOGEE, INC.
                                  ----------------------------------------------
                                  (registrant)




May 15, 1998                     /s/Mark D. Gibson
----------------------           -----------------
(Date)                           By:    Mark D. Gibson
                                        Chief Accounting Officer

INDEX TO EXHIBITS




27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.