Form 10-K/A
period 1997-12-31
APOGEE INC
filed 1998-06-11
CIK 915859

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 2

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

                       DOCUMENTS INCORPORATED BY REFERENCE

            List hereunder the documents, all or portions of which are incorporated by reference herein, and the Part of the Form 10-K into which the document is incorporated:

            None

                                                                              3
                                   PART II

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

     On an ongoing basis, the Company evaluates and considers alternatives to improve operating results and enhance shareholder value. These alternatives include continued acquisitions or mergers, joint ventures, strategic alliances and sale of assets. In October 1997, the Company executed a non-binding memorandum of understanding with PsychPartners for the sale of substantially all of the Company's outpatient behavioral health businesses. The Company then began a more focused assessment of alternatives available to the Company including an evaluation of the transaction with PsychPartners to determine if such a transaction was both viable and in the best interests of the Company and its shareholders. In December 1997, the Company's Board of Directors reached agreement that an exit and disposal of the Company's outpatient operations and refocus on behavioral managed care was the best course of action for the Company to pursue. The Board authorized management to proceed with and attempt to close the transaction with PsychPartners. On December 26, 1997, the Company executed the Purchase Agreement with PsychPartners. The Company's Board of Directors believes that the terms of the Sale are fair to, and in the best interests of, the Company and its shareholders. Accordingly, the Board of Directors has unanimously approved the Sale and recommends approval of the Sale by the shareholders. While the Company's estimated future cash flows from these operations showed full recovery of the carrying value of the related assets prior to the decision to sell, the Company believes the sale of substantially all of the Company's outpatient businesses will enable the Company to achieve higher returns than would be obtained if the Company continued to operate its outpatient operations. In reaching its decision to approve the Sale to PsychPartners, the Company and the Board of Directors considered the following factors:

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

     (iii) Recent and historical market prices for the Common Stock of the Company indicated that the Company had not created in the eyes of the public market a clear enough distinction between its group practice strategy and its managed care strategy and the Sale would allow the Company to focus on pursuing a pure managed care strategy, which might be perceived more positively in the market;

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

                                                                               5
            The following table sets forth, for the periods indicated, the relative percentages which certain items in the Company's Consolidated Statements of Operations bear to net revenues:

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

Write Down of Assets

            The Company applies Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), which established accounting standards for the impairment of long-lived assets, certain identified intangible assets and goodwill related to those assets to be held and used and for long-lived assets and certain intangible assets to be disposed of. In accordance with SFAS 121, the Company reviews the realizability of long-lived assets, certain intangible assets and goodwill whenever events or circumstances occur which indicate recorded costs may not be recoverable. The Company also reviews the overall recoverability of goodwill based primarily on estimated future undiscounted cash flows.


            If over the remaining useful life of such assets, the expected undiscounted future cash flows are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. In estimating future cash flows, the Company uses a combination of recent operating results, financial forecasts and budgets, and management estimates and assumptions of factors such as growth and potential future changes when determining whether an asset is impaired, and in measuring assets that are impaired, the Company groups assets by geographic region. The geographic region is the level at which the Company contracts with managed care payors, deploys administrative and clinical resources and consolidates back office operations. In addition, patients and Company providers often use clinic locations interchangeably within a geographic region. Upon signing a non-binding memorandum of understanding ("MOU") with PsychPartners in October 1997, the Company had an impairment indicator as the fair value of the Company's assets included in the MOU were less than their respective carrying values. Accordingly, the Company performed undiscounted cash flow analyses. In accordance with the Company's policy and SFAS 121, during 1997, the Company measured the carrying value of the related intangible assets against the estimated future undiscounted cash flows expected to result from the continued use of these assets. The analyses indicated full recovery of the related intangible assets prior to the expiration of their remaining estimated useful lives which were approximately 36 years. The Company changed its strategic direction in December 1997 with respect to these assets and the Board approved a plan to exit and dispose of the outpatient operations (see "Sale and Divestiture of Outpatient Business"). Accordingly, in December 1997, the Company revised its cash flow analyses to reflect the cash flows expected to result from the use of these assets prior to their disposal as well as the proceeds expected to result from their disposal based upon the terms of the Purchase Agreement with PsychPartners and recorded a charge of $38,400 to write down the carrying amounts of these businesses to their estimated fair value less cost to sell. The Sale will close as soon as practicable after approval of the Purchase Agreement by the holders of a majority of the outstanding shares of the Company Common Stock. The Company anticipates completing this Sale in the second quarter of 1998. Net revenues for the outpatient group practices were approximately $58,056, $61,237 and $48,349 and recorded (loss) income from operations of ($2,696), ($783), and $836 in 1997, 1996 and 1995, respectively, excluding the above write down of assets and restructuring and other charges.

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
                                             =======       =======       =======

Restructuring Charges:

            In December 1997, the Company recorded a provision for restructuring pertaining to the Company's decision to divest the outpatient group practices which were not sold to PsychPartners and to reorganize corporate office functions to reflect the exit from the outpatient business. The writedown of assets includes a goodwill impairment charge of $10,287 associated with the remaining outpatient operations. The remainder of the write down of assets consists primarily of fixed assets related to the discontinued operations. In accordance with its policy and SFAS 121, the Company reached the decision to exit the outpatient business and divest these remaining outpatient operations (see "Sale and Divestiture of Outpatient Business"). The Company measures the carrying value of the related assets against the estimated current fair market value for these remaining operations less costs to dispose and record the above writedown. Contract termination costs pertain primarily to accrued costs for lease terminations, and storage of clinical records. Employee severance costs include the accumulation of benefits set forth in the Company's severance policy which will be paid to approximately 200 of the Company's employees who will be terminated as a result of the restructuring plan. The primary employee groups affected include clinical and administrative personnel at Western Region clinic locations and regional and corporate staff. At December 31, 1997, the full balance remained for both contract termination costs and employee severance as no amounts were paid out prior to year end. The Company anticipates the restructuring plan will be substantially completed in 1998.

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

            The Company has entered into an agreement with the investment partnerships which are significant stockholders of the Company and are managed by Foster Management Company (the "Investment Partnerships"), an affiliated party, to obtain their commitment to guarantee the additional $7,000 of financing. In return, the investment funds will receive the following: (i) a commitment fee of 2% of the guaranteed amount; (ii) a draw down fee of 2% on borrowings in excess of $15,000; (iii) an unused commitment fee of 1/2% per annum; and (iv) the Apogee Warrants to purchase 400,000 shares of Company Common Stock at a price of $0.05 per share or, in the event the Sale is not consummated, a transaction fee of $3,500 payable on April 30, 1999. The Investment Partnerships have indicated to the Company that they intend to seek one or more financial institutions as participants in such guarantees. In the event that the Commitment Arrangement is terminated and the Sale is consummated, the cost to the Company will be $140 in cash payable to the Investment Partnerships and a non-recurring charge of $930 which represents the difference between the exercise price of the Apogee Warrants and the fair market value of the underlying Company Common Stock. In the event the Sale is not consummated, the cost to the Company could be up to $280 in cash payable to the Investment Partnerships for commitment and draw down fees and $3,500 in cash payable on or before April 30, 1999. In recognition of the Company's need to evaluate other potential guarantors and the terms they may offer, the Company was given the right to accept proposals from other potential guarantors (As of April 15, 1998, the Company has not accepted proposals from any other potential guarantors). In the event the Company terminates the Investment Partnerships' obligations because it has secured more favorable financing arrangements, the Company shall be obligated to pay such Investment Partnerships the commitment fee described in clause (i) above. In addition, the Company shall be obligated to pay (a) 30% of the Apogee Warrants if such termination occurs on or after March 30 and before April 6, 1998, (b) 60% of the Apogee Warrants if such termination occurs on or after April 6, 1998 and before April 13, 1998 and (c) 90% of the Apogee Warrants if such termination occurs thereafter.

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

                                                                              16
Item 8.  Financial Statements and Supplementary Data.


                                 APOGEE, INC.
                         CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share data)


    Assets
                                                         December 31,
                                                      ------------------
                                                      1997          1996
                                                      ----          ----

Current assets:

    Cash and cash equivalents                        $ 2,154       $ 2,299

    Accounts receivable, net of allowance for
     doubtful accounts                                 5,939        11,096

    Other accounts receivable                          1,455         1,643

    Other current assets                                 410         1,407
                                                     -------       -------
    Total current assets                               9,958        16,445

Property and equipment, net                            2,426         3,359

Intangible assets and excess cost over fair
  value of net assets acquired, net                   31,031        77,381

Other assets                                             185           598
                                                     -------       -------
                                                     $43,600       $97,783
                                                     =======       =======
    LIABILITIES AND STOCKHOLERS' EQUITY

Current liabilities:

    Current portion of long-term debt                $13,891       $ 4,584

    Accounts payable                                   2,283         2,196

    Accrued expenses and other current liabilities    21,430        16,767
                                                     -------       -------
    Total current liabilities                         37,604        23,547

Long-term debt                                           809         8,224

Other long-term liabilities                              128           485

Deferred income tax liability                            346           346
                                                     -------       -------
                  Total liabilities                   38,887        32,602
                                                     -------       -------
Commitments and contingencies

Stockholders' equity:

    Common stock, $.01 par value, 20,000,000
    shares authorized; issued and outstanding
    10,029,325 in 1997 and 9,822,570 in 1996             100            98

    Capital in excess of par value                    86,349        85,624

    Accumulated deficit                              (81,707)      (20,489)

    Deferred compensation                                (29)          (52)
                                                     -------       -------
                  Total stockholders' equity           4,713        65,181
                                                     -------       -------
                                                     $43,600       $97,783
                                                     =======       =======


  The accompanying notes are an integral part of these financial statements

                                  APOGEE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in thousands, except share and per share data)

                                                                 YEARS ENDED DECEMBER 31,
                                                                 ------------------------
                                                              1997           1996           1995
                                                              ----           ----           ----
Net revenues:
      Patient service revenue                          $    59,719    $    72,495    $    63,760
      Premium revenue                                       10,425          6,232          4,509
                                                       -----------    -----------    -----------
         Total net revenues                                 70,144         78,727         68,269
                                                       -----------    -----------    -----------
Cost of revenues:

      Patient service costs                                 48,383         56,700         48,619

      Premium service costs                                  5,819          3,387          1,913
                                                       -----------    -----------    -----------

         Total cost of revenues                             54,202         60,087         50,532
                                                       -----------    -----------    -----------

Gross profit                                                15,942         18,640         17,737

Selling and administrative expenses                         10,447         11,179          9,839

Provision for doubtful accounts                              4,226          3,886          3,408

Amortization of intangible assets and
  excess cost over fair value of net assets acquired         2,441          2,301          1,814

Writedown of assets                                         38,400

Restructuring and other charges                             20,100         14,100          5,600
                                                       -----------    -----------    -----------

Loss from operations                                       (59,672)       (12,826)        (2,924)

Non-operating expenses (income):

      Interest expense                                       1,474            763            498

      Interest income                                          (30)          (116)        (1,078)

      Other expenses                                                                          30
                                                       -----------    -----------    -----------

Loss before income taxes                                   (61,116)       (13,473)        (2,374)

Provision for income taxes                                     102            121             77
                                                       -----------    -----------    -----------

Net loss                                               ($   61,218)   ($   13,594)   ($    2,451)
                                                       ===========    ===========    ===========

Basic and diluted net loss per common share            ($     6.17)   ($     1.39)   ($     0.26)
                                                       ===========    ===========    ===========

Weighted average shares outstanding,
  basic and diluted                                      9,921,374      9,786,599      9,414,839
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

Dated:  June 9, 1998

                              APOGEE, INC.


                     By     /s/ Lawrence M. Davies
                          ------------------------
                                Lawrence M. Davies
                                President,
                                Chief Operating Officer
                                and Director

                              INDEX TO EXHIBITS                      PAGE
                              -----------------                      ----


               Exhibit 23    Consent of Independent Accountant