Form 10-Q
period 1998-06-30
APOGEE INC
filed 1998-08-14
CIK 915859

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(MARK ONE)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                                 -------------
                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM                     TO
                               -------------------    -------------------

COMMISSION FILE NUMBER 1-13177
                       -------



                                 INTEGRA, INC.
             (Exact name of registrant as specified in its charter)




           Delaware                                      13-3605119
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



     1060 First Avenue - Suite 410
          King of Prussia, PA                                    19406
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)



(610) 992-2600
----------------------------------------------------
(Registrant's telephone number, including area code)


         Apogee, Inc., 1018 W. Ninth Avenue, King of Prussia, PA 19406
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


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


As of August 10, 1998, Integra, Inc. had 10,119,999 shares of common stock, $0.01 par value, outstanding.

                                 INTEGRA, INC.
                    FORM 10-Q - QUARTER ENDED JUNE 30, 1998

                                     INDEX

FORM 10-Q      FORM 10-Q                                                 FORM 10-Q
PART NO:       ITEM NO.       DESCRIPTION                                PAGE NO.
---------      ---------      -----------                                ---------
I.                            FINANCIAL INFORMATION

                1.            Financial Statements

                              - Consolidated Statements of
                                Operations for the Three Months
                                Ended June 30, 1998 and 1997               3

                              - Consolidated Statements of
                                Operations for the Six Months
                                Ended June 30, 1998 and 1997               4

                              - Consolidated Balance Sheets
                                as of June 30, 1998 and
                                December 31, 1997                          5

                              - Consolidated Statements of
                                Cash Flows for the Six Months
                                Ended June 30, 1998 and 1997               6

                              - Consolidated Statement of
                                Changes in Stockholders' Equity
                                for the Six Months Ended
                                June 30, 1998                              7

                              - Notes to Consolidated Financial
                                Statements                                8-9

                2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       10-18

II.                  OTHER INFORMATION

                1.   Legal Proceedings                                     19

                4.   Submission of Matters to a Vote of Security Holders   20

                5.   Other Information                                     20

                6.   Exhibits and Reports on Form 8-K                      21


               Signatures                                                  22

               Index to Exhibits                                           23

                                  Page 2 of 23

                                  INTEGRA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED
                                                                        JUNE 30,
                                                                        --------

                                                                1998                1997
                                                                ----                ----

NET REVENUES:
   PATIENT SERVICE REVENUE                                 $      6,493        $     15,182
   PREMIUM REVENUE                                                3,416               2,728
                                                           ------------        ------------

                TOTAL NET REVENUES                                9,909              17,910
                                                           ------------        ------------

COST OF REVENUES:
   PATIENT SERVICE COSTS                                          5,873              12,117
   PREMIUM SERVICE COSTS                                          2,174               1,360
                                                           ------------        ------------

                TOTAL COST OF REVENUES                            8,047              13,477
                                                           ------------        ------------

GROSS PROFIT                                                      1,862               4,433

SELLING AND ADMINISTRATIVE EXPENSES                               1,221               2,363

PROVISION FOR DOUBTFUL ACCOUNTS                                     419                 895

AMORTIZATION OF INTANGIBLE ASSETS AND EXCESS
COST OVER FAIR VALUE OF NET ASSETS ACQUIRED                         282                 525
                                                           ------------        ------------

(LOSS) INCOME FROM OPERATIONS                                       (60)                650

INTEREST EXPENSE - RELATED PARTIES                                1,020

INTEREST EXPENSE - OTHER                                            166                 356
                                                           ------------        ------------

(LOSS) INCOME BEFORE INCOME TAXES                                (1,246)                294

PROVISION FOR INCOME TAXES                                           30                  30
                                                           ------------        ------------

NET (LOSS) INCOME                                          ($     1,276)       $        264
                                                           ============        ============

BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE       ($      0.13)       $       0.03
                                                           ============        ============

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC
    AND DILUTED                                              10,096,234           9,871,130
                                                           ============        ============

                                  INTEGRA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                                --------
                                                       1998                 1997
                                                       ----                 ----
NET REVENUES:
   PATIENT SERVICE REVENUE                         $     19,058        $     31,922
   PREMIUM REVENUE                                        6,255               5,188
                                                   ------------        ------------

                TOTAL NET REVENUES                       25,313              37,110
                                                   ------------        ------------

COST OF REVENUES:
   PATIENT SERVICE COSTS                                 15,427              25,856
   PREMIUM SERVICE COSTS                                  3,908               2,707
                                                   ------------        ------------

                TOTAL COST OF REVENUES                   19,335              28,563
                                                   ------------        ------------

GROSS PROFIT                                              5,978               8,547

SELLING AND ADMINISTRATIVE EXPENSES                       4,286               5,087

PROVISION FOR DOUBTFUL ACCOUNTS                           1,189               1,859

AMORTIZATION OF INTANGIBLE ASSETS AND EXCESS
COST OVER FAIR VALUE OF NET ASSETS ACQUIRED                 702               1,064
                                                   ------------        ------------

(LOSS) INCOME FROM OPERATIONS                              (199)                537

INTEREST EXPENSE - RELATED PARTIES                        1,020

INTEREST EXPENSE - OTHER                                    476                 655
                                                   ------------        ------------

LOSS BEFORE INCOME TAXES                                 (1,695)               (118)

PROVISION FOR INCOME TAXES                                   62                  38
                                                   ------------        ------------

NET LOSS                                           ($     1,757)       ($       156)
                                                   ============        ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE        ($      0.17)       ($      0.02)
                                                   ============        ============

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC
    AND DILUTED                                      10,079,485           9,861,236
                                                   ============        ============

                                  INTEGRA, INC.
                           CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  JUNE 30,
                              ASSETS                                1998         DECEMBER 31,
                                                                 (UNAUDITED)        1997
                                                                  --------        --------
CURRENT ASSETS:
          CASH AND CASH EQUIVALENTS                               $  5,058        $  2,154
          ACCOUNTS RECEIVABLE, NET OF ALLOWANCE
             FOR DOUBTFUL ACCOUNTS OF $67 IN 1998 AND                  681           5,939
             $7,348 IN 1997
          OTHER ACCOUNTS RECEIVABLE                                    519           1,455
          OTHER CURRENT ASSETS                                          90             410
                                                                  --------        --------
                          TOTAL CURRENT ASSETS                       6,348           9,958

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
   AMORTIZATION OF $629 IN 1998 AND $1,253 IN 1997                   1,186           2,426
INTANGIBLE ASSETS AND EXCESS COST OVER FAIR VALUE
   OF NET ASSETS ACQUIRED, NET OF ACCUMULATED
   AMORTIZATION OF $954 IN 1998 AND $4,569 IN 1997                   9,984          31,031
OTHER ASSETS, NET                                                       15             185
                                                                  --------        --------
                                                                  $ 17,533        $ 43,600
                                                                  ========        ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
          CURRENT PORTION OF LONG-TERM DEBT                       $    595        $ 13,891
          ACCOUNTS PAYABLE                                             234           2,283
          ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES            12,272          21,430
                                                                  --------        --------
                          TOTAL CURRENT LIABILITIES                 13,101          37,604

LONG-TERM DEBT                                                           0             809
OTHER LONG-TERM LIABILITIES                                              0             128
DEFERRED INCOME TAX LIABILITY                                          346             346
                                                                  --------        --------
                          TOTAL LIABILITIES                         13,447          38,887
                                                                  --------        --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
          COMMON STOCK, $.01 PAR VALUE, 20,000,000 SHARES
             AUTHORIZED; ISSUED 10,119,999 IN 1998 AND
             10,029,325 IN 1997                                        101             100
          CAPITAL IN EXCESS OF PAR VALUE                            87,467          86,349
          ACCUMULATED DEFICIT                                      (83,464)        (81,707)
          DEFERRED COMPENSATION                                        (18)            (29)
                                                                  --------        --------
                          TOTAL STOCKHOLDERS' EQUITY                 4,086           4,713
                                                                  --------        --------
                                                                  $ 17,533        $ 43,600
                                                                  ========        ========

                                  INTEGRA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                               --------
                                                                         1998            1997
                                                                         ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
       NET LOSS                                                        ($ 1,757)       ($   156)
       ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
       USED IN OPERATIONS:
       DEPRECIATION AND AMORTIZATION                                      1,032           1,425
       PROVISION FOR DOUBTFUL ACCOUNTS                                    1,189           1,859
       ISSUE OF WARRANT FOR FINANCING GUARANTEE                             880
       CHANGES IN ASSETS AND LIABILITIES, NET OF
         EFFECTS OF BUSINESSES ACQUIRED:
         INCREASE IN ACCOUNTS RECEIVABLE                                   (190)           (398)
         DECREASE IN OTHER CURRENT ASSETS                                    70             150
         DECREASE IN ACCOUNTS PAYABLE                                    (1,810)           (866)
         DECREASE IN ACCRUED EXPENSES AND
         OTHER CURRENT LIABILITIES                                       (1,705)         (1,620)
         (INCREASE) DECREASE IN OTHER ASSETS AND OTHER LIABILITIES          (31)            161
                                                                       --------        --------

       NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES               (2,322)            555
                                                                       --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       ADDITIONAL PAYMENTS FOR BUSINESSES ACQUIRED
        IN PRIOR YEARS                                                   (4,775)         (2,038)
       NET PROCEEDS FROM DISPOSITION OF BUSINESSES                       24,129             100
       PURCHASES OF PROPERTY AND EQUIPMENT                                 (247)           (334)
                                                                       --------        --------

       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               19,107          (2,272)
                                                                       --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       PROCEEDS FROM BORROWINGS                                           2,700           4,600
       PRINCIPAL PAYMENTS ON LONG-TERM OBLIGATIONS                      (16,581)         (2,914)
                                                                       --------        --------

       NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES              (13,881)          1,686
                                                                       --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      2,904             (31)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          2,154           2,299
                                                                       --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  5,058        $  2,268
                                                                       ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       INTEREST PAID                                                   $    812        $    784
                                                                       ========        ========
       INCOME TAXES PAID                                               $     88        $    154
                                                                       ========        ========

                                  INTEGRA, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                   COMMON SHARES
                                                   -------------
                                                                         CAPITAL IN
                                                                         EXCESS OF     ACCUMULATED      DEFERRED
                                                NUMBER     PAR VALUE     PAR VALUE       DEFICIT      COMPENSATION           TOTAL
                                                ------     ---------     ---------       -------      ------------           -----
BALANCE AT DECEMBER 31, 1997                    10,029          $100       $86,349       ($81,707)           ($29)          $4,713

COMMON STOCK ISSUED IN CONNECTION WITH
   ACQUISITIONS                                     91           1             238                                             239

ISSUE OF WARRANT FOR FINANCING GUARANTEE                                       880                                             880

AMORTIZATION OF DEFERRED COMPENSATION                                                                          11               11

NET LOSS                                                                                   (1,757)                          (1,757)
                                                ------          ----       -------       --------            ----           ------
BALANCE AT  JUNE 30, 1998 (UNAUDITED)           10,120          $101       $87,467       ($83,464)           ($18)          $4,086
                                                ======          ====       =======       ========            ====           ======

                                 INTEGRA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1998
            (Dollars in thousands, except share and per share data)
                                  (Unaudited)


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

     Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

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

                                 INTEGRA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1998
            (Dollars in thousands, except share and per share data)
                                  (Unaudited)


NOTE 3 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                June 30,         December 31,
                                                  1998               1997
                                               ----------        -------------
 Clinician fees and medical claims...........      $1,962               $3,291
 Acquisition related costs...................         396                5,006
 Salaries and vacation.......................         415                1,507
 Restructuring costs.........................       2,587                3,218
 Long-term care reserves.....................       5,800                5,800
 Other.......................................       1,112                2,608
                                               ----------        -------------
                                                  $12,272              $21,430
                                               ==========        =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Company provides managed behavioral health services through full and shared risk arrangements with employers and managed care organizations and provides employee assistance programs. The Company provides additional managed behavioral health services including: third party clinical case management and claims adjudication.

     In December 1997, the Company announced its plans to sell and divest its outpatient behavioral health group practice operations. The Company entered into an agreement to sell substantially all of the assets of the outpatient behavioral practice business (the "Sale"), except for practices located in the Western region of the United States which the Company has sold or shut down. The Sale was completed effective May 18, 1998 and resulted in the divestiture by the Company of substantially all the assets and business of the Company's outpatient behavioral health practices. As of December 31, 1997, the outpatient behavioral health practice business accounted for approximately eighty-four percent (84%) of the assets of the Company (before the impact of the write down of assets held for sale and the impact of the restructuring charge - see below); and for the year ended December 31, 1997, approximately eighty-three percent (83%) of the Company's net revenues. In addition, the Company is currently operating a small outpatient operation in New York State which was not acquired by PsychPartners. As a result of the Sale, the Company is significantly smaller in terms of revenues and assets.

     In July 1998, the Company announced it received approval from its shareholders to change the name of the Company from Apogee, Inc. (AMEX: APG) to Integra, Inc. (AMEX: IGR). The new name reflects the Company's decision to focus on the successful Integra behavioral managed care operation which the Company believes is well established and respected in the behavioral health market.

Sale and Divestiture of Outpatient Business

     On December 26, 1997, the Company entered into an agreement of Purchase and Sale (the "Purchase Agreement") with PsychPartners MidAtlantic, Inc., PsychPartners, Inc., and PsychPartners, LLC (collectively "PsychPartners" or the "Purchasers"). Pursuant to the Purchase Agreement, the Company agreed to sell to the Purchasers substantially all of the assets and business of the Company's outpatient behavioral healthcare business, which consisted of (i) all of the capital stock of one of the subsidiaries of the Company operating two outpatient behavioral health practices and (ii) substantially all of the assets relating to 20 of the Company's outpatient behavioral health practices (the 22 practices are collectively, the "Practices").

     On May 14, 1998, at the Special Meeting of Shareholders, the shareholders of the Company approved and adopted the terms of the purchase agreement with PsychPartners. Effective on May 18, 1998, the Company closed the aforementioned transaction. PsychPartners elected not to acquire the assets associated with one of the Company's practices in New York State which is undergoing a Medicaid review. The purchase price at closing consisted of: (a) $26,400 in cash, (b) a warrant contingently issuable to purchase 230,000 Common Units of PsychPartners at a purchase price of $.05 per Common Unit and (c) the assumption of certain liabilities. The Purchase Price is subject to adjustment if the cash, accounts receivable, deposits and prepaid expenses of the Practices are less than the liabilities and future contingent payment obligations of the Practices.

Background to the Sale and Divestiture of Outpatient Business.

     On an ongoing basis, the Company evaluates and considers alternatives to improve operating results and enhance shareholder value. These alternatives include continued acquisitions or mergers, joint ventures, strategic alliances and the sale of assets. In October 1997, the Company executed a non-binding memorandum of understanding with PsychPartners for the sale of substantially all of the Company's outpatient behavioral health businesses. The Company then began a more focused assessment of alternatives available to the Company including an evaluation of the transaction with PsychPartners to determine if such a transaction was both viable and in the best interests of the Company and its shareholders. In December 1997, the Company's Board of Directors reached agreement that an exit and disposal of the Company's outpatient operations and a refocus on behavioral managed care was the best course of action for the Company to pursue. The Board authorized management to proceed with and attempt to close the transaction with PsychPartners. On December 26, 1997, the Company executed the Purchase Agreement with PsychPartners. The Company's Board of Directors believes that the terms of the Sale are fair to, and in the best interests of the Company and its shareholders. Accordingly, the Board of Directors unanimously approved the Sale and recommended approval of the Sale by the shareholders. While the Company's estimated future cash flows from these operations showed full recovery of the carrying value of the related assets prior to the decision to sell, the Company believed the sale of substantially all of the Company's outpatient businesses would enable the Company to achieve higher returns than would be obtained if the Company continued to operate its outpatient operations. In reaching its decision to approve the Sale to PsychPartners, the Company and the Board of Directors considered the following factors:

     (i) The condition, prospects and strategic direction of the Company's outpatient behavioral healthcare business. In this regard, the Board of Directors reviewed its analyses of the earnings potential of the outpatient behavioral healthcare business based upon various operating and market assumptions and its conclusion was that there was a significant probability that the shareholder value of the Company may not significantly improve in the near term. This review included a discussion of (a) the Company's cost structure, (b) the competitive market in each of the Company's businesses, and (c) the Company's losses in recent periods;

     (ii) The constraints on the Company's ability to finance growth, including the dilutive impact of additional equity financing and the costs of additional debt financing;

     (iii) Recent and historical market prices for the Company Common Stock indicated that the Company had not created in the eyes of the public market a clear enough distinction between its group practice strategy and its managed care strategy and the Sale would allow the Company to focus on pursuing a pure managed care strategy which might be perceived more positively in the market;

     (iv) The successful negotiations regarding the Purchase Agreement which the Company believes reflected a fair and equitable understanding between the parties;

     (v) The substantial likelihood that the Sale would be consummated and the fact that no other viable alternative to the Sale was available; and

     (vi) The cash consideration received upon the consummation of the Sale would allow the Company to repay its existing Credit Facility and satisfy its obligations in connection with past acquisitions and the Florida Medicare review and would provide the Company with funds to pursue its growth strategy in the managed behavioral healthcare field.

     In addition, the Board received a written fairness opinion from the Banc One Capital Corporation which states that the Sale was fair from a financial point of view.

     In December 1997, and in conjunction with the above, the Board also authorized a plan to shut down or sell the remaining outpatient operations not included in the Sale to PsychPartners. When reaching this decision the Board considered the following factors:

     (i) The recent operating losses in these remaining outpatient operations. The Company projected that over time, these operations would be able to be returned to profitability, however, the Company would be required to make a substantial investment in terms of both capital to fund the short-term losses and management resources. The Company concluded that dedicating Company resources to the behavioral managed care market would ultimately result in a higher return on investment than if the Company continued to invest in the Western Region outpatient operations.

     (ii) The Sale to PsychPartners would divest the Company of substantially all of its outpatient operations. By executing a plan to divest the remaining outpatient operations, the Company created the opportunity to significantly reduce its regional and corporate infrastructure which the Company believes will improve overall profitability.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all wholly owned and beneficially owned subsidiaries. Because of corporate practice of medicine laws in certain states in which the Company operates outpatient clinics, the Company does not own the professional corporations which operate the professional and clinical aspects of the outpatient behavioral healthcare practices in those states, but instead has the contractual right to designate, in its sole discretion and at any time, the licensed professional who is the owner of the capital stock of the professional corporation at a nominal cost ("Nominee Arrangements"). In addition, the Company entered into exclusive long-term management services agreements ("Management Services Agreements") with the professional corporations. Through the Management Services Agreements, the Company has exclusive authority over decision making relating to all major ongoing operations of the underlying professional corporations with the exception of the professional aspects of the practice of psychiatry, psychology and other professional behavioral healthcare services as required by certain state laws. Under the Management Services Agreements, the Company establishes annual operating and capital budgets for the professional corporations and compensation guidelines for the clinical professionals. The Management Services Agreements generally have initial terms of ten years or greater. The method of computing the management fees varies by contract. Management fees are based on either (i) billings of the affiliated practice less the amounts necessary to pay professional compensation and other professional expenses or (ii) a license fee per location, reimbursement of direct costs, reimbursement of marketing costs plus a markup, and a flat administrative fee or (iii) a percentage of gross receipts of the affiliated practice. In all cases, these fees are meant to compensate the Company for expenses incurred in providing covered services plus a profit. These interests are unilaterally saleable and transferable by the Company and fluctuate based upon the actual performance of the operations of the professional corporations.

     Through the Nominee Arrangements, the Company has a significant long-term financial interest in the affiliated practices and, therefore, according to Emerging Issues Task Force No. 97-02 "Application of FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries and APB Opinion No. 16, Business Combinations, to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangement", the Company must consolidate the results of the affiliated practices with those of the Company. Because the Company must present consolidated financial statements, net revenues are presented in the accompanying Consolidated Statements of Operations. All significant intercompany accounts and transactions, including management fees, have been eliminated.

TOTAL NET REVENUES

Patient Service Revenue

     Patient service revenue is reported when earned at time of service at the estimated amounts to be realized through payments from patients, third party payors and others for services rendered. Third party reimbursement is initially billed at "usual, customary and reasonable" market rates. Aggregate billings are adjusted when recorded to reflect the estimated amounts realizable from third party payors based on the Company's historical experience and contractual rates established with the payors. Patient service revenue represents billings of the Company's operations other than its behavioral managed care division, Integra, which are principally comprised of the outpatient group practice business and long-term care behavioral health business.

     Patient service revenue for the three and six month periods ended June 30, 1998 decreased significantly from the same periods of the prior year. This decrease is essentially a result of the impact of operations sold to PsychPartners on May 18, 1998 or operations which were discontinued or downsized in conjunction with the Company's restructuring in the fourth quarter of 1997.

Premium Revenue

     Premium revenue pertains to the Company's managed behavioral care operation which maintains a portfolio of agreements with managed care organizations and corporations to provide inpatient and outpatient behavioral health services. Revenues are primarily generated by capitated managed behavioral health and employee assistance programs. The fees are defined by contract and are primarily calculated on a fixed per-member per-month fee. Revenues under these contracts are recorded in the month for which the member is entitled to services. Generally, these membership contracts are on a one to three year basis subject to cancellation by either party without cause at any time with thirty to ninety days written notice.

     The Company estimates the cost of providing services under these agreements, including a reserve for services incurred, but not reported, based upon authorized services, past claim payment experience for member groups and other facts. The Company typically does not subcapitate the risk of providing services under these contracts, but the Company arranges discounted fee-for-service rates with independent inpatient and outpatient behavioral health providers, which the Company manages. As part of its provider network, Integra also utilizes certain outpatient behavioral health practices which were sold to PsychPartners as part of its provider network. The Company anticipates that where practicable, it will continue to utilize these outpatient behavioral health practices at the existing or comparable rates which it believes are at fair market. The Company believes there is a ready supply of service providers in these markets, and accordingly, is not dependent on these outpatient behavioral health practices for the delivery of service to their contracts.

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

     Premium revenues for the three and six month periods ended June 30, 1998 increased from the same periods of the prior year as a result of new contracts for capitated managed behavioral health services and employee assistance programs.

GROSS PROFIT

     Gross profit comprises net revenues less personnel, field management, facility and other costs and expenses directly associated with the delivery of services. Gross profit decreased significantly for the three and six month periods ended June 30, 1998 from the comparable periods last year. This decrease is primarily a result of the impact of operations which were sold to PsychPartners on May 18, 1998 or which were discontinued in conjunction with the Company's restructuring in the fourth quarter of 1997.

SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses are primarily comprised of corporate office, regional management and centralized billing expenses. Selling and administrative expenses decreased to $1,221 for the three months ended June 30, 1998 from $2,363 for the same period in 1997, and to $4,286 for the six months ended June 30, 1998 form $5,087 for the same period in 1997. The decrease is a result of reduced administrative costs as a result of the operations sold to PsychPartners on May 18, 1998 or which were discontinued in conjunction with the Company's restructuring in the fourth quarter of 1997.

PROVISION OF DOUBTFUL ACCOUNTS

     The provision for doubtful accounts decreased for the three and six month periods ended June 30, 1998 from the comparable period in 1997. The decrease results from the sale and discontinuation of the outpatient operations.

INTEREST EXPENSE - RELATED PARTIES

     As a contingency for if the Sale was not completed, the Company entered into an agreement with certain investment partnerships (the "Investment Partnerships") which are significant stockholders of the Company and are managed by Foster Management Company, an affiliated party, to obtain their commitment to guarantee an additional $7,000 of financing. This amount represented the estimated additional cash needs during 1998 for contingent payments, seller notes and for restructure related activities. Under the terms of the agreement, the investment funds were to receive the following: (i) a commitment fee of 2% of the guaranteed amount; (ii) a draw down fee of 2% on borrowings in excess of

$15,000; (iii) an unused commitment fee of 1/2% per annum; and (iv) warrants to purchase 400,000 shares of common stock of the Company at a price of $0.05 per share (the "Integra Warrants") or, in the event the Sale was not consummated, a transaction fee of $3,500 payable on April 30, 1999. With the Sale completed, the cost to the Company of this guarantee was $140 in cash paid to the Investment Partnerships and a non-cash charge of approximately $880 which represents the difference between the exercise price of the Integra Warrants and the fair market value of the underlying Company Common Stock on closing date of the Sale to PsychPartners. These charges, which are non-recurring in nature, have been recorded in the Company's results of operations for the quarter ending June 30, 1998.

INTEREST EXPENSE - OTHER

     Interest expense decreased to $166 for the three months ended June 30, 1998 from $356 for the same period in 1997 and to $476 for the six months ended June 30, 1998 from $655 for the same period in 1997. This decrease is primarily due to the paydown of bank debt with proceeds from the Sale of the outpatient operations in May.

OTHER MATTERS

     During 1996, certain of the Company's Medicare Part B and related co-insurance billings previously submitted were selected for review by the Office of the Inspector General of the Department of Health and Human Services ("OIG") and the Department of Justice ("DOJ"). The Company has been informed by the DOJ that the review is a civil matter relating to billings for services to Medicare patients in long-term care facilities in the State of Florida during the period from approximately January 1994 through mid-1995. During the pendency of this review, the Medicare intermediary has suspended all Medicare payments to this subsidiary. It is the Company's policy to comply with all Federal, state and local laws including those applicable to the Medicare program. In December 1997, the Company and representatives from the United States Attorney's office reached an agreement in principle that would settle all of the OIG's civil claims against the Company relating to this matter for a payment of $3,000. This tentative agreement is subject to the final approval by the appropriate officers of the DOJ and OIG. Throughout this process, the Company has been fully cooperating with the review and anticipates reaching a definitive agreement in 1998. The Company has established a reserve for the above amount.

     In March 1998, the Company received notification that the Medicare intermediary in California has completed a post payment medical review of billings previously submitted and paid between 1990 and 1994. Based on the results of their review, the intermediary has requested a refund of approximately $1,200. Payment for services were denied primarily on the basis of medical necessity and incomplete documentation. The Company has not yet completed its review of the intermediary's findings, but anticipates requesting an administrative hearing. The Company has fully reserved for the above amount.

     In April 1998, the Company received notice from the office of the Attorney General of New York State that the New York Medicaid billings of one of the operations with which it has a Management Services Agreement will be audited. Due to the preliminary nature of the review, the Company can not predict when the audit will be completed, its ultimate outcome or its potential impact of earnings, but believes the outcome of the audit, including repayments, if any, should not have a material adverse effect on the Company's results of operations or financial condition.

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

Liquidity and Capital Resources

     Net cash used in operations was $2,098 for the six months ended June 30, 1998, compared to net cash provided by operations of $55 for the same period in the prior year. Cash and cash equivalents increased to $5,058 at June 30, 1998 from $2,154 at December 31, 1997 due to the remaining proceeds of the Sale to PsychPartners.

     At June 30, 1998, the Company had a working capital deficit of ($6,753). This deficit is primarily attributable to the current classification of accrued liabilities of $8,387 which pertain to the Company's sale of the exit from the outpatient behavioral group practice business and reserves established for its long-term care operations which were discontinued in 1996. Although these amounts are classified as current due to their nature, the Company does not expect that all of these amounts will require payment within twelve months.

     On the closing date of the Sale, the Company terminated its Credit Facility Agreement with PNC Bank and fully repaid the borrowings under the Credit Facility which at closing were $14,770. The borrowings were repaid using proceeds from the Sale. The Company intends to establish a new credit facility which it expects will provide between $7,000 and $10,000 in borrowings availability in future periods.

     The Company believes that the cash flow generated by the Company's operations together with its existing cash will be sufficient to meet the Company's current cash requirements.

     The Company's current ratio, working capital and debt to equity ratio are set forth below for the dates indicated:


                                        June 30, 1998        December 31, 1997
                                        -------------        -----------------
 Current Ratio.......................           .48:1                     .26:1
 Working Capital Deficit.............         $(6,753)                 $(27,646)
 Debt to Equity......................           .15:1                     3.1:1


Inflation

     A significant portion of the Company's operating expenses have been subject to inflationary increases, including clinical and administrative salaries and rent expense. Based on management's assessment, the Company has historically been unable to substantially offset inflationary increases through price increases but believes the Company has somewhat mitigated the effect by expanding services and increasing operating efficiencies, if any which would result in a dilutive impact on the Company's future earnings.

CAUTIONARY STATEMENT

         Matters discussed above contained forward-looking statements that are based on the Company's estimates, assumptions and projections. Major factors which could cause results to differ materially from those expected by management include the timing and nature of reimbursement changes, the nature of changes in laws and regulations that govern various aspects of the Company's business, new criteria adopted to determine medical necessity for behavioral health services, the outcome of post-payment reviews of the Company's billings to Medicare patients in long-term care facilities, including a review in the State of Florida by the Department of Justice, successful negotiation of a new credit facility, pricing of managed care and other third party contracts, the direction and success of competitors, management retention and unanticipated market changes.

                                 INTEGRA, INC.


                    FORM 10-Q - QUARTER ENDED JUNE 30, 1998



PART II

ITEM 1 - LEGAL PROCEEDINGS


     From time to time, the Company is a party to certain claims, suits and complaints which arise in the ordinary course of business. During 1996, certain Medicare Part B and related co-insurance billings previously submitted by one of the Company's subsidiaries were selected for review by the OIG and the DOJ. The Company has been informed by the DOJ that the review is a civil matter relating to billings for services to Medicare patients in long-term care facilities in the State of Florida during the period from approximately January 1994 through mid-1995. During the pendency of this review, the Medicare intermediary has suspended all Medicare payments to this subsidiary. It is the Company's policy to comply with all Federal, state and local laws, including those applicable to the Medicare program. In December 1997, the Company and representatives from the United States Attorney's office reached an agreement in principle that would settle all of the OIG's civil claims against the Company relating to this matter for a payment of $3,000. This tentative agreement is subject to the final approval by the appropriate officers of the DOJ and OIG. Throughout this process, the Company has been fully cooperating with the review and anticipates reaching a definitive agreement in 1998. The Company has established a reserve for the above amount which is included with Accrued Expenses and Other Accrued Liabilities, in the accompanying Balance Sheet.

     In March 1998, the Company received notification that the Medicare intermediary in California has completed a post payment medical review of billings previously submitted and paid between 1990 and 1994. Based on the results of their review, the intermediary has requested a refund of approximately $1,200. Services were denied primarily on the basis of medical necessity and incomplete documentation. The Company has not yet completed its review of the intermediary's findings, but anticipates requesting an administrative hearing. The Company fully reserved for the above amount.

     In April 1998, the Company received notice from the office of the Attorney General of New York State that the New York Medicaid billings of one of the operations with which it has a Management Services Agreement will be audited. Due to the preliminary nature of the review, the Company cannot predict when the audit will be completed, its ultimate outcome or its potential impact of earnings, but believes the outcome of the audit, including repayments, if any, should not have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Shareholders was held on May 14, 1998.

     At the Special Meeting, the holders of Common Stock of the Company approved a resolution for the sale of substantially all of the assets and business of the Company by relating to the Company's outpatient behavioral healthcare business to PsychPartners, L.L.C. pursuant to an Agreement of Purchase and Sale dated as of December 26, 1997. The vote of the shareholders was:

               FOR:      6,391,838

           AGAINST:         12,750
           ABSTAIN:         16,911


     At the Special Meeting, the holders of Common Stock of the Company approved a resolution approving an adjournment of the Special Meeting, if necessary. The vote of the shareholders was:

               FOR:      6,206,024

           AGAINST:        207,164
           ABSTAIN:          8,311


ITEM 5 - OTHER INFORMATION

     The Securities and Exchange Commission recently adopted certain amendments to its rules governing the submission by shareholders of proposals intended to be presented at meetings of shareholders. These amendments, which became effective on June 29, 1998, included granting the Company the right to exercise discretionary voting authority with respect to certain shareholder proposals that the Company did not have notice of within a specified time period prior to the meeting.

     As disclosed in the Company's 1998 Proxy Statement, any shareholder proposals submitted pursuant to Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act Rule 14a-8"), and intended to be presented at the Company's 1999 Annual Meeting of Shareholders, must be received in writing by the Company at its principal executive offices on or before March 2, 1999 for inclusion in the proxy statement and form of proxy to be distributed by the Board of Directors in connection with such meeting. Any shareholder proposals intended to be presented at the Company's 1999 Annual Meeting, other than shareholder proposals submitted pursuant to Exchange Act Rule 14a-8, must be filed with the Secretary of the Company on or before May 15, 1999. In the event that a shareholder fails to notify the Company by May 15, 1999 of an intent to be present at the 1999 Annual Meeting of Shareholders in order to present a proposal for a vote (other than a proposal submitted pursuant to Exchange Act Rule 14a-8), the Company will have the right to exercise its discretionary authority to vote against the proposal, if presented, without including any information about the proposal in its proxy materials.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     a) The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are contained in the attached Index to Exhibits.

     b) Current Reports on Form 8-K:

        On June 3, 1998, the Company filed a Current Report dated May 19, 1998 on Form 8-K in which the Company disclosed information under "Item 2 - Acquisition or Disposition of Assets" pertaining to the completion of the Sale of substantially all of the Company's outpatient business to PsychPartners.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                                      INTEGRA. INC.
                                              --------------------------------
                                                      (registrant)


August 12, 1998                                   /s/ Mark D. Gibson
-----------------------                       --------------------------------
(Date)                                        By:     Mark D. Gibson
                                                      Chief Financial Officer

INDEX TO EXHIBITS


27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.