Form 10-Q
period 1998-09-30
INTEGRA INC
filed 1998-11-13
CIK 915859

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER   1-13177

                                  INTEGRA, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                13-3605119
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)


1060 First Avenue - Suite 410
King of Prussia, PA                                      19406
(Address of principal executive offices)               (Zip Code)

(610) 992-2600
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

As of November 10, 1998, Integra, Inc. had 10,139,263 shares of common stock, $0.01 par value, outstanding.

                                  INTEGRA, INC.
                  FORM 10-Q - QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX

FORM 10-Q       FORM 10-Q                                                                          FORM 10-Q
  PART NO:       ITEM NO.                 DESCRIPTION                                               PAGE NO.
  --------       --------                 -----------                                               --------
I.                                             FINANCIAL INFORMATION

                    1.                         Financial Statements

                                               -        Consolidated Statements of
                                                        Operations for the Three Months
                                                        Ended September 30, 1998 and 1997                    3

                                               -        Consolidated Statements of
                                                        Operations for the Nine Months
                                                        Ended September 30, 1998 and 1997                    4

                                               -        Consolidated Balance Sheets
                                                        as of September 30, 1998 and
                                                        December 31, 1997                                    5

                                               -        Consolidated Statements of
                                                        Cash Flows for the Nine Months
                                                        Ended September 30, 1998 and 1997                    6

                                               -        Consolidated Statement of
                                                        Changes in Stockholders' Equity
                                                        for the Nine Months Ended
                                                        September 30, 1998                                   7

                                               -        Notes to Consolidated Financial
                                                        Statements                                           8 - 9

                    2.                Management's Discussion and Analysis of
                                      Financial Condition and Results of Operations                          10 -15

II.                                   OTHER INFORMATION

                    1.                Legal Proceedings                                                      16
                    4.                Submission of Matters to a Vote of Security Holders                    17
                    5.                Other Information                                                      18
                    6.                Exhibits and Reports on Form 8-K                                       18

                Signatures                                                                                   19

                Index to Exhibits                                                                            20

                                 INTEGRA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollars in thousands, except share and per share data)
                                  (Unaudited)

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                      --------------------------

                                                            1998        1997
                                                          ---------   ---------
Net revenues:
  Patient service revenue........................      $       144   $   14,372
  Premium revenue................................            3,499        2,734
                                                       -----------   ----------

     Total net revenues..........................            3,643       17,106
                                                       -----------   ----------


Cost of revenues:
  Patient service costs..........................              155       11,465
  Premium service costs..........................            1,971        1,316
                                                       -----------   ----------

     Total cost of revenues......................            2,126       12,781
                                                       -----------   ----------

Gross profit.....................................            1,517        4,325

Selling and administrative expenses..............              902        2,668

Provision for doubtful accounts..................               12          856

Amortization of intangible assets and excess
 cost over fair value of net assets acquired.....              123          525
                                                       -----------   ----------

Income from operations...........................              480          276

Non-operating expenses (income):

Interest expense.................................               10          391

Interest (income)................................              (77)          (7)
                                                       -----------   ----------

Income (loss) before income taxes................              547         (108)

Provision for income taxes.......................               30           34
                                                       -----------   ----------

Net income (loss)................................      $       517    $    (142)
                                                       ===========   ==========

Basic and diluted net income (loss) per common
 share...........................................      $      0.05    $   (0.01)
                                                       ===========   ==========

Weighted average shares outstanding:
 Basic...........................................       10,123,983    9,949,626
                                                       ===========   ==========

 Assuming dilution...............................       10,514,227    9,949,626
                                                       ===========   ==========

                                 INTEGRA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollars in thousands, except share and per share data)
                                  (Unaudited)

[CAPTION]

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                    ---------------------------
                                                       1998            1997
                                                    -----------     -----------
Net revenues:
  Patient service revenue                           $    19,201     $    46,295
  Premium revenue                                         9,754           7,921
                                                    -----------     -----------
         Total net revenues                              28,955          54,216
                                                    -----------     -----------
Cost of revenues:
  Patient service costs                                  15,580          37,320
  Premium service costs                                   5,774           4,023
                                                    -----------     -----------
         Total cost of revenues                          21,354          41,343
                                                    -----------     -----------
Gross profit                                              7,601          12,873

Selling and administrative expenses                       5,294           7,756

Provision for doubtful accounts                           1,201           2,715

Amortization of intangible assets and excess
  cost over fair value of net assets acquired               825           1,589
                                                    -----------     -----------
Income from operations                                      281             813

Non-operating expenses (income):

        Interest expense - related parties                1,020

        Interest expense - other                            529           1,061

        Interest (income)                                  (120)            (22)
                                                    -----------     -----------
Loss before income taxes                                 (1,148)           (226)

Provision for income taxes                                   92              72
                                                    -----------     -----------
Net loss                                            $    (1,240)    $      (298)
                                                    ===========     ===========
Basic and diluted net loss per common share         $     (0.12)    $     (0.03)
                                                    ===========     ===========
Weighted average shares outstanding, basic
  and diluted                                        10,094,369       9,890,699
                                                    ===========     ===========

                                 INTEGRA, INC.
                          CONSOLIDATED BALANCE SHEETS
            (Dollars in thousands, except share and per share data)

                                                  SEPTEMBER 30,
                    ASSETS                            1998         DECEMBER 31,
                                                   (Unaudited)         1997
                                                  -------------    ------------
Current assets:
     Cash and cash equivalents                     $      4,210     $     2,154
     Accounts receivable, net of allowance
       for doubtful accounts of $126 in
       1998 and $7,348 in 1997                              521           5,939
     Other accounts receivable                              460           1,455
     Other current assets                                   201             410
                                                  -------------    ------------
          Total current assets                            5,392           9,958

Property and equipment, net of accumulated
  amortization of $727 in 1998 and $1,253
  in 1997                                                 1,196           2,426
Intangible assets and excess cost over fair
  value of net assets acquired, net of
  accumulated amortization of $1,077 in 1998
  and $4,569 in 1997                                     10,357          31,031
Other assets, net                                            24             185
                                                  -------------    ------------
                                                   $     16,969     $    43,600
                                                  =============    ============
          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt             $        423     $    13,891
     Accounts payable                                       230           2,283
     Accrued expenses and other current
       liabilities                                       11,289          21,430
                                                  -------------    ------------
          Total current liabilities                      11,942          37,604

Long-term debt                                                              809
Other long-term liabilities                                  18             128
Deferred income tax liability                               356             346
                                                  -------------    ------------
          Total liabilities                              12,316          38,887
                                                  -------------    ------------

Commitments and contingencies

Stockholders' equity:
     Common stock, $.01 par value, 20,000,000
       shares authorized; issued 10,139,263 in
       1998 and 10,029,325 in 1997                          101             100
     Capital in excess of par value                      87,511          86,349
     Accumulated deficit                                (82,947)        (81,707)
     Deferred compensation                                  (12)            (29)
                                                  -------------    ------------
          Total stockholders' equity                      4,653           4,713
                                                  -------------    ------------
                                                   $     16,969     $    43,600
                                                  =============    ============

                                 INTEGRA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)


                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                       ----------------------
                                                         1998         1997
                                                       ---------    ---------
Cash flows from operating activities:
  Net loss                                              $  (1,240)  $    (298)
  Adjustments to reconcile net loss to net cash
    used in operations:
    Depreciation and amortization                           1,253       2,168
    Provision for doubtful accounts                         1,201       2,715
    Issue of warrant for financing guarantee                  880
  Changes in assets and liabilities, net of
    effects of businesses acquired:
    Decrease (increase) in accounts receivable                 57        (692)
    Decrease in other current assets                           28         447
    Decrease in accounts payable                           (1,840)       (214)
    Decrease in accrued expenses and other
      current liabilities                                  (2,781)     (2,474)
    (Increase) decrease in other assets and
      other liabilities                                       (21)        130
                                                        ---------   ---------
      Net cash (used in) provided by operating
       activities                                          (2,463)      1,782
                                                        ---------   ---------
Cash flows from investing activities:
  Payments for acquisition of businesses, net of
    cash acquired of $8 in 1998                              (498)
  Additional payments for businesses acquired
    in prior years                                         (4,775)     (2,407)
  Net proceeds from disposition of businesses              24,129         100
  Purchases of property and equipment                        (355)     (1,203)
                                                        ---------   ---------
      Net cash provided by (used in)
        investing activities                               18,501      (3,510)
                                                        ---------   ---------
Cash flows from financing activities:
  Proceeds from borrowings                                  2,700       5,845
  Principal payments on long-term obligations             (16,682)     (3,998)
                                                        ---------   ---------
      Net cash (used in) provided by
        financing activities                              (13,982)      1,847
                                                        ---------   ---------
Net increase in cash and cash equivalents                   2,056         119
Cash and cash equivalents at beginning of period            2,154       2,299
                                                        ---------   ---------
Cash and cash equivalents at end of period              $   4,210   $   2,418
                                                        =========   =========
Supplemental disclosures of cash flow information:
  Interest paid                                         $     813   $   1,100
                                                        =========   =========
  Income taxes paid                                     $     142   $     230
                                                        =========   =========

                                  INTEGRA, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                    COMMON SHARES
                                                ----------------------      CAPITAL IN
                                                                            EXCESS OF    ACCUMULATED     DEFERRED
                                                NUMBER       PAR VALUE      PAR VALUE      DEFICIT     COMPENSATION       TOTAL
                                                ------       ---------      ---------      -------     ------------       -----
Balance at December 31, 1997                    10,029       $    100       $ 86,349      $(81,707)      $    (29)      $  4,713

Common stock issued in connection with
   acquisitions                                    110              1            282                                         283

Issue of warrant for financing guarantee                                         880                                         880

Amortization of deferred compensation                                                                          17             17

Net loss                                                                                    (1,240)                       (1,240)
                                              --------       --------       --------      --------       --------       --------

Balance at  September 30, 1998 (unaudited)      10,139       $    101       $ 87,511      $(82,947)      $    (12)      $  4,653
                                              ========       ========       ========      ========       ========       ========

                                  INTEGRA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)

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

         Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

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

                                  INTEGRA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)


NOTE 3 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                September 30,   December 31,
                                                     1998           1997
                                                     ----           ----
          Clinician fees and medical claims        $ 1,749        $ 3,291
          Acquisition related costs                    270          5,006
          Salaries and vacation                        745          1,507
          Restructuring costs                        1,522          3,218
          Long-term care reserves                    5,800          5,800
          Other                                      1,203          2,608
                                                   -------        -------
                                                   $11,289        $21,430
                                                   =======        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


         The Company provides managed behavioral health services through full and shared risk arrangements with employers and managed care organizations, employee assistance programs and other programs, including third party clinical case management and claims adjudication.

         In December 1997, the Company announced its plans to sell and divest its outpatient behavioral health group practice operations . The Company entered into an agreement to sell substantially all of the assets of the outpatient behavioral practice business (the "Sale"), except for practices located in the Western region of the United States which the Company has sold or shut down. The Sale was completed effective May 18, 1998 and resulted in the divestiture by the Company of substantially all the assets and business of the Company's outpatient behavioral health practices. As of December 31, 1997, the outpatient behavioral health practice business accounted for approximately eight-four percent (84%) of the assets of the Company (before the impact of the write down of assets held for sale and the impact of the restructuring charge); and for the year ended December 31, 1997, approximately eighty-three percent (83%) of the Company's net revenues. As a result of the Sale, the Company is significantly smaller in terms of revenues and assets.

         In July 1998, the Company announced it received approval from its shareholders to change the name of the Company from Apogee, Inc. (AMEX: APG) to Integra, Inc. (AMEX: IGR). The new name reflects the Company's decision to focus on the successful Integra behavioral managed care operation, which the Company believes is well established and respected in the behavioral health market.

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

On May 14, 1998, at a Special Meeting of the Shareholders of the Company, the shareholders approved and adopted the terms of the Purchase Agreement with PsychPartners. Effective on May 18, 1998, the Company closed the Sale. The purchase price paid at closing consisted of: (a) $26,400 in cash, (b) a warrant contingently issuable to purchase 230,000 Common Units of PsychPartners, L.L.C. at a purchase price of $.05 per Common Unit and (c) the assumption of certain liabilities. The purchase price is subject to adjustment if the cash, accounts receivable, deposits and prepaid expenses of the Practices are less than the liabilities and future contingent payment obligations of the Practices.

TOTAL NET REVENUES

Patient Service Revenue

         Patient service revenue is reported when earned at time of service at the estimated amounts to be realized through payments from patients, third party payors and others for services rendered. Third party reimbursement is initially billed at "usual, customary and reasonable" market rates. Aggregate billings are adjusted when recorded to reflect the estimated amounts realizable from third party payors based on the Company's historical experience and contractual rates established with the payors. Patient service revenue represents billings of the Company's operations other than its behavioral managed care division, which are principally comprised of the outpatient group practice business and long-term care behavioral health business.

         Patient service revenue for the three and nine month periods ended September 30, 1998 decreased significantly from the same periods of the prior year. This decrease is essentially a result of the impact of operations sold to PsychPartners and of Western region operations which have been sold or closed.

Premium Revenue

         Premium revenue pertains to the Company's managed behavioral care operations which maintain a portfolio of agreements with managed care organizations and corporations to provide inpatient and outpatient behavioral health services. Revenues are primarily generated by capitated managed behavioral health and employee assistance programs. The fees are defined by contract and are primarily calculated on a fixed per-member per-month fee. Revenues under these contracts are recorded in the month for which the member is entitled to services. Generally, these membership contracts are on a one to three year basis subject to cancellation by either party without cause at any time with thirty to ninety days written notice.

         The Company estimates the cost of providing services under these agreements, including a reserve for services incurred, but not reported, based upon authorized services, past claim payment experience for member groups and other facts. The Company typically does not subcapitate the risk of providing services under these contracts, but the Company arranges discounted fee-for-service rates with independent inpatient and outpatient behavioral health providers, which the Company manages. In certain markets, as part of its provider network, the Company utilizes certain of the outpatient behavioral health practices which were sold to PsychPartners. The Company anticipates that in these markets where practicable, it will continue to utilize these outpatient behavioral health practices at the existing or comparable rates which it believes are at fair market. The Company believes that there is a ready supply of service providers in these markets, and accordingly, the Company is not dependent on these outpatient behavioral health practices for the delivery of service to their contracts.

         Under capitated contracts, the Company is responsible for ensuring appropriate access to care and bears the risk for utilization levels and pricing of the cost of services performed under these contracts. The Company believes the future revenues under these contracts will exceed the costs of services it will be required to provide under the terms of the contracts. An underestimation in the utilization or price of services for these contracts could result in material losses to the Company. Historically, Integra has managed these capitated contracts profitably. The Company maintains no re-insurance against the risk of loss under these contracts.

         Premium revenues for the three and nine month periods ended September 30, 1998 increased from the same periods of the prior year as a result of new contracts for capitated managed behavioral health services and employee assistance programs.

GROSS PROFIT

         Gross profit comprises net revenues less personnel, field management, facility and other costs and expenses directly associated with the delivery of services. Gross profit decreased significantly for the three and nine month periods ended September 30, 1998 from the comparable periods last year. This decrease is primarily a result of the impact of operations which were sold to PsychPartners on May 18, 1998 or which were discontinued in conjunction with the Company's restructuring in the fourth quarter of 1997.

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses are primarily comprised of corporate office, divisional management, sales and administration. Selling and administrative expenses decreased to $902 for the three months ended September 30, 1998 from $2,668 for the same period in 1997, and to $5,294 for the nine months ended September 30, 1998 from $7,756 for the same period in 1997. The decrease is essentially a result of the impact of operations sold to PsychPartners and of Western region operations which have been sold or closed.

PROVISION OF DOUBTFUL ACCOUNTS

         The provision for doubtful accounts decreased for the three and nine month periods ended September 30, 1998 from the comparable period in 1997. The decrease results from the Sale and discontinuation of the outpatient operations.

INTEREST EXPENSE - RELATED PARTIES

         In order to provide for additional financing if the sale did not occur, the Company entered into an agreement with certain investment partnerships (the "Investment Partnerships"), which are significant stockholders of the Company and are managed by Foster Management Company, an affiliated party, to obtain their commitment to guarantee an additional $7,000 of financing. This additional financing amount represented the Company's estimated additional cash needs during 1998 for contingent payments, seller notes and for restructure related activities.

Under the terms of the agreement, in return for their guaranty the Investment Partnerships were to receive the following: (i) a commitment fee of 2% of the guaranteed amount; (ii) a draw down fee of 2% on Bank borrowings in excess of $15,000; (iii) an unused commitment fee of 1/2% per annum; and (iv) warrants to purchase 400,000 shares of common stock of the Company at a price of $0.05 per share (the "Integra Warrants") or, in the event the Sale was not consummated, a transaction fee of $3,500 payable on April 30, 1999. With the Sale completed, the cost to the Company of this guarantee was $1,020 of which $140 was paid in cash to the Investment Partnerships. The remaining portion represents a non-cash charge of approximately $880, which is the difference between the exercise price of the Integra Warrant and the fair market value of the underlying common stock of the Company on the closing date of the Sale to PsychPartners. These charges, which are non-recurring in nature, have been recorded in the Company's results of operations for the quarter ended June 30, 1998.

INTEREST (INCOME) EXPENSE

         The Company recorded interest income of $77 for the three months ended September 30, 1998 due primarily to remaining proceeds from the Sale. Interest expense decreased to $529 for the nine months ended September 30, 1998 from $1,061 for the same period in 1997 due primarily to the pay down of bank debt with proceeds from the Sale.

OTHER MATTERS

         During 1996, certain of the Company's Medicare Part B and related co-insurance billings previously submitted were selected for review by the Office of the Inspector General of the Department of Health and Human Services ("OIG") and the Department of Justice ("DOJ"). The Company was notified by the DOJ that the review is a civil matter relating to billings for services to Medicare patients in long-term care facilities in the State of Florida during the period from approximately January 1994 through mid-1995. In October 1998, the Company executed a final settlement agreement with the DOJ and OIG, which resolved all of the OIG's civil claims against the Company relating to this matter. Terms of the settlement included a repayment of approximately $3,000. This amount was fully accrued as of September 30, 1998.

         In March 1998, the Company received notification that the Medicare intermediary in California has completed a post payment medical review of billings previously submitted and paid between 1990 and 1994. Based on the results of their review, the intermediary has requested a refund of approximately $1,200. Payment for services were denied primarily on the basis of medical necessity and incomplete documentation. The Company has not yet completed its review of the intermediary 's findings, but anticipates requesting an administrative hearing. The Company has fully reserved for the above amount.

         In April 1998, the Company received notice from the office of the Attorney General of New York State that the New York Medicaid billings of one of the operations with which it has an Administrative Services Agreement would be audited. Due to the preliminary nature of the review, the Company cannot predict when the audit will be completed, its ultimate outcome or its potential impact of earnings. The Company believes that the outcome of the audit, including repayments, if any, should not have a material adverse effect on the Company's results of operations or financial condition.

         Although management believes that the reserves established for the above matters are sufficient, it is possible that the final resolution of these matters may exceed the established reserves by an amount which could be material to the Company's results of operations. The Company does not believe the ultimate outcome of these matters will have a material adverse effect on the Company's overall financial condition, liquidity or operations.

Liquidity and Capital Resources

         Net cash used in operations was $2,463 for the nine months ended September 30, 1998, compared to net cash provided by operations of $1,782 for the same period in the prior year. Cash and cash equivalents increased to $4,210 at September 30, 1998 from $2,154 at December 31,1997 due to the remaining proceeds of the Sale.

         At September 30, 1998, the Company had a working capital deficit of ($6,550). This deficit is primarily attributable to the current classification of accrued liabilities of $7,322 which pertain to the Company's sale of and exit from the outpatient behavioral group practice business and reserves established for its long-term care operations which were discontinued in 1996. Although these amounts are classified as current due to their nature, the Company does not expect that all of these amounts will require payment within the next twelve months.

         In October 1998, the Company entered into an agreement with PNC Bank (the "Bank") to establish a revolving Credit Facility ("Credit Facility") for up to a maximum of $10,000. Borrowings availability under this Credit Facility are primarily based on the Company's earnings before interest, income taxes, depreciation and amortization, subject to various financial and non-financial covenants; and secured by substantially all of the assets of the Company. Borrowings under this facility bear a variable rate interest ranging between the Bank's prime rate plus 0.25% to 1.0% or LIBOR plus 1.75% to 2.50%. The proceeds of this Credit Facility are available for future acquisitions, working capital and general corporate purposes. There are currently no outstanding borrowings under the Credit Facility.

         The Company believes that the cash flow generated by the Company's operations together with its existing cash and Credit Facility will be sufficient to meet the Company's current cash requirements.

         The Company's current ratio, working capital and debt to equity ratio are set forth below for the dates indicated:

                                          September 30, 1998     December 31, 1997
                                          ------------------     -----------------
          Current Ratio .........                 .45:1                 .26:1
          Working Capital Deficit              $ (6,550)             $(27,646)
          Debt to Equity ........                 .09:1                 3.1:1

Inflation

         A significant portion of the Company's operating expenses have been subject to inflationary increases, including clinical and administrative salaries and rent expense. Based on management's assessment, the Company has historically been unable to substantially offset inflationary increases through price increases. The Company believes it has somewhat mitigated the effect by expanding services and increasing operating efficiencies. There can be no assurance that the Company will be able to offset future inflationary increases in expenses, if any, which would result in a dilutive impact on the Company's future earnings.

YEAR 2000 ISSUES



         The year 2000 problem is primarily the result of two potential malfunctions that could have an impact on the Company's systems and equipment. The first problem arises due to computers being programmed to use two rather than four digits to define the applicable year. The second problem arises in embedded chips where microchips and microcontrollers have been designed using two rather than four digits to define the applicable year. Certain of the Company's computers programs, and building infrastructure components (e.g. alarm systems and HVAC systems) are date sensitive and may recognize a date using "00" as the year 1900 rather than the year 2000. If uncorrected, the problems could result in computer system and program failures or could result in a disruption of business operations or that could affect the Company's ability to deliver service.

         The Company has undertaken a program to inventory, access and correct, replace or otherwise address its computer hardware, systems software, business software, and telecommunication equipment. The Company has implemented a program to contact vendors, analyze information provided, and to remediate, replace or otherwise address products that may pose a material Year 2000 impact. The Company anticipates completion, in all material respects of the information technology infrastructure portion of its program by June 1999. The Company believes that the cost to correct its information technology infrastructure will not be material and will not require an investment in capital assets significantly in excess of the Company's historical levels.

     The Company presently believes that with modifications to existing software or the installation of upgraded software the Year 2000 will not pose material operational problems for its computer systems and information technology infrastructure. However, if such modifications or upgrades are not accomplished in a timely manner, Year 2000 related failures may present a material adverse impact on the operations of the Company.

         Due to the potentially far-reaching affects of the Year 2000 problem, the Company believes it is also important to obtain an understanding of its key payors and vendors readiness for Year 2000 issues. To this extent, the Company has initiated communications with its major customers. The Company relies on timely reimbursement, as well as member eligibility and benefit data often through the use of electronic data interfaces. Failure of these third party systems could have a material adverse affect on the Company's results of operations. The Company also has initiated communications with its critical suppliers and vendors (i.e. those suppliers and vendors whose products and services are essential for day to day operations) to assure their continued operation through the Year 2000. The Company is continuing its efforts to obtain such assurances from all critical suppliers and vendors. Failure of these third parties could have material impact on operations and/or the ability to provide behavioral health services.


CAUTIONARY STATEMENT

         Matters discussed above contained forward-looking statements that are based on the Company's estimates, assumptions and projections. Major factors which could cause results to differ materially from those expected by management include the timing and nature of reimbursement changes, the nature of changes in laws and regulations that govern various aspects of the Company's business, new criteria adopted to determine medical necessity for behavioral health services, the outcome of post-payment reviews of the Company's billings to Medicare patients in long-term care facilities, year 2000 issues, pricing of managed care and other third party contracts, the utilization and cost of services under the Company's capitated contracts, the direction and success of competitors, management retention and unanticipated market changes.

                                  INTEGRA, INC.

                  FORM 10-Q - QUARTER ENDED SEPTEMBER 30, 1998


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

         In April 1998, the Company received notice from the office of the Attorney General of New York State that the New York Medicaid billings of one of the operations with which it has an Administrative Services Agreement would be audited. Due to the preliminary nature of the review, the Company can not predict when the audit will be completed, its ultimate outcome or its potential impact of earnings, but believes the outcome of the audit, including repayments, if any, should not have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 15, 1998, the Company held its 1998 Annual Meeting of Shareholders. At the Annual Meeting, the following matters were submitted to a vote of shareholders:

         1. The following seven individuals, constituting the full Board of Directors of the Company, were nominated and elected to serve as the directors of the Company:

                        John H. Foster                      FOR:                                5,805,188
                                                            WITHHOLD
                                                            AUTHORITY:                             43,968

                        Lawrence M. Davies                  FOR:                                5,805,188
                                                            WITHHOLD
                                                            AUTHORITY:                             43,968

                        Harvey V. Fineberg, M.D.            FOR:                                5,805,188
                                                            WITHHOLD
                                                            AUTHORITY:                             43,968

                        Timothy E. Foster                   FOR:                                5,805,188
                                                            WITHHOLD
                                                            AUTHORITY:                             43,968

                        Irwin Lehrhoff, Ph.D.               FOR:                                5,805,188
                                                            WITHHOLD
                                                            AUTHORITY:                             43,968

                        R. Bruce Mosbacher                  FOR:                                5,805,188
                                                            WITHHOLD
                                                            AUTHORITY:                             43,968

                        Shawkat Raslan                      FOR:                                5,805,188
                                                            WITHHOLD
                                                            AUTHORITY:                             43,968

         2. The holders of 5,813,078 shares of common stock voted in favor of, the holders of, 31,005 shares of common stock voted against, and the holders of 5,073 shares of common stock abstained, with respect to, approval of an amendment to the Company's Certificate of Incorporation changing the corporate name of the Company from Apogee, Inc. to Integra, Inc.

         3. The holders of 5,839,783 shares of common stock voted in favor of, the holders of 6,800 shares of common stock voted against, and the holders of 2,573 shares of common stock abstained, with respect to, the ratification of the selection of Pricewaterhousecoopers LLP, independent certified public accountants, to serve as independent accountants for the Company.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         a) The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are contained in the attached Index to Exhibits.

         b)       Current Reports on Form 8-K: None

                                  Page18 of 20

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                         INTEGRA, INC.
                                  ------------------------------
                                         (registrant)



November 10, 1998                        /s/Mark D. Gibson
------------------------          ------------------------------
(Date)                                 Mark D. Gibson
                                       Chief Financial Officer

INDEX TO EXHIBITS

10(w)    Credit Agreement with PNC Bank, National Association dated October 1,
         1998.

27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.