Form 10-K
period 1998-12-31
INTEGRA INC
filed 1999-03-30
CIK 915859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------

                         Commission file number 1-13177

                                  INTEGRA, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                      13-3605119
-------------------------------                      ----------------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                      Identification No.)

          1060 First Avenue
     King of Prussia, Pennsylvania                         19406
----------------------------------------                 ----------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code  610-992-2600
                                                  ----------------

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange
    Title of Each Class                         on Which Registered
    -------------------                        ---------------------
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

         As of March 24, 1999, 10,138,552 shares of Common Stock, $.01 par value, were outstanding, and the aggregate market value of the shares of Common Stock, $.01 par value, held by non-affiliates of the registrant as of March 22, 1999 was approximately $9,500,000. (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose).

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the documents, all or portions of which are incorporated by reference herein, and the Part of the Form 10-K into which the document is incorporated:

         Part III incorporates information by reference from portions of the registrant's Proxy Statement to be filed with respect to the 1999 Annual Meeting of Stockholders scheduled to be held on June 23, 1999.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Integra, Inc. ("Integra" or the "Company") provides managed behavioral healthcare services through full and shared risk arrangements with managed care organizations, health plans and employers typically on a capitated per member per month basis. In addition, the Company provides an array of other managed behavioral health services including: employee assistance programs; third party clinical case management and claims administration. At December 31, 1998, Integra's contract service areas were principally concentrated in Connecticut, Delaware, Maryland, New Jersey, New York, Pennsylvania, Rhode Island, Virginia and Tennessee.

FORWARD LOOKING STATEMENTS

         This report contains forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations and beliefs concerning future events. When used in this report, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties related to and including, without limitation, the Company's effective and timely initiation and development of new client relationships and programs, the maintenance of existing client relationships and programs (particularly since the Company relies on seven (7) customers to produce 58% of the Company's Managed Behavioral Healthcare segment revenues), the successful marketing of the Company's managed behavioral healthcare services, the achievement of satisfactory levels of both gross and operating margins, the recruitment and retention of qualified personnel, the continued enhancement of computer and information technologies and operational and financial systems, the achievement by the Company and its suppliers and customers of Year 2000 compliance in a timely and cost efficient manner, changes in competition, general economic conditions, costs of financing and leasing of equipment, the adequacy of cash flows from operations and available financings to fund capital needs and future growth, changes in governmental rules and regulations applicable to the Company, the outcome of post-payment reviews of the Company's billing to Medicare patients in long-term care facilities, purchase price adjustments and indemnification provisions pertaining to the Company's sale and exit of the outpatient operations, utilization and cost of services under the Company's capitated contracts and other risks set forth in this report and in the Company's other filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, in many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

RECENT DEVELOPMENTS

Sale and Exit of Outpatient Operations

         In December 1997, the Company announced its plans to exit outpatient provider behavioral health group practice operations. In connection with this plan, the Company entered into an Agreement of Purchase and Sale (the "Purchase Agreement") to sell to PsychPartners, L.L.C., an Alabama limited liability company, through two subsidiaries of PsychPartners, substantially all of the assets of the outpatient provider behavioral health group practice business (hereafter referred to as the "Sale"). The Company completed the Sale as of May 18, 1998 (see Terms of Sale below). Practices located in the Western region of the United States were not included in the Sale and as a result, during 1998, the Company sold, divested or shut down all of these remaining operations.

         In making its decision to exit the outpatient behavioral health practice business at the end of 1997, the Company considered the recent operating results, future prospects and strategic direction of the outpatient provider behavioral group practice business. The Company also considered the positive effect the Sale and the repayment of debt would have on the Company's ability to obtain additional financing. The Company believed exiting the outpatient provider behavioral health practice business was in the best interest of the Company, its shareholders and the long-term growth of the Integra managed behavioral healthcare business.

Name Change

         In July 1998, the Company, after receiving approval from its shareholders, changed the name of the Company from Apogee, Inc. (AMEX: APG) to Integra, Inc. (AMEX: IGR). The new name reflects the Company's decision to focus on the Integra managed behavioral healthcare operation, which the Company believes is well established and respected in the behavioral health market.

New Credit Facility

         In October 1998, the Company entered into a new $10.0 million credit facility (the "Credit Facility") with PNC Bank, National Association ("PNC Bank"). The Credit Facility is secured by substantially all of the Company's assets. See Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources and Note 9 of Notes to the Company's Consolidated Financial Statements.

TERMS OF SALE

         On December 26, 1997, the Company entered into an agreement of Purchase and Sale (the "Purchase Agreement") with PsychPartners MidAtlantic, Inc., PsychPartners, Inc., and PsychPartners, L.L.C. (collectively "PsychPartners" or the "Purchasers"). Pursuant to the Purchase Agreement, the Company sold to the Purchasers substantially all of the assets and business of the Company's outpatient behavioral health provider business, which consisted of (i) all of the capital stock of one of the subsidiaries of the Company (the "Subsidiary Stock") operating two outpatient behavioral health practices and (ii) substantially all of the assets (the "Assets") relating to 19 of the Company's outpatient behavioral health practices (the 21 practices are collectively, the "Practices").

         On May 14, 1998, at a Special Meeting of the Shareholders of the Company, the shareholders approved and adopted the terms of the Purchase Agreement with PsychPartners. Effective on May 18, 1998, the Company completed the Sale. The purchase price paid at closing consisted of: (a) $26,400,000 in cash, (b) a warrant contingently issuable to purchase 230,000 Common Units of PsychPartners, L.L.C. at a purchase price of $.05 per Common Unit and (c) the assumption of certain liabilities. The purchase price was subject to adjustment if the cash, accounts receivable, deposits and prepaid expenses of the Practices are less than the liabilities and future contingent payment obligations of the Practices. The Company believes it has appropriately reserved for any potential purchase price adjustment.

MANAGED BEHAVIORAL HEALTHCARE MARKET

         Mental illness and alcohol and drug abuse remain serious health problems in the United States. In an effort to improve the clinical outcomes of treating these illnesses and to handle care in a cost effective manner, employers, health plans and managed care organizations have increasingly turned to behavioral managed healthcare companies ("BMCOs"). In a study by Open Minds, a behavioral healthcare trade publication, the total managed behavioral healthcare market was approximately $5.0 billion in 1997. This study estimated that approximately 72% of all Americans with health insurance are enrolled in a managed behavioral health plan. BMCO enrollment has increased approximately 15% a year since 1992, based upon the Open Minds study. Management believes that enrollment continues to grow due to (i) privatization of programs such as CHAMPUS and Medicaid; (ii) a continued emphasis on cost containment by employers and payors and (iii) the inherent subjective nature of the diagnosis and treatment of mental health disorders.

MANAGED BEHAVIORAL HEALTHCARE BUSINESS

         In general, the managed behavioral healthcare business may be divided into four categories of care. Based on the Open Minds studies, the following summarizes these categories of care:

                                                                 Beneficiaries                     Total
                                                                  In Millions                  Annual Growth
Category of Care                                                As of January 1,                by Category
----------------                                            -----------------------            -------------
                                                            1998               1997
                                                            ----               ----
Utilization Review/Case Management
     and Non-Risk Based
     Network Services..........................              68.8               71.1                 (3.2)%
Risk-Based Network Services....................              45.1               38.9                 15.9%
Employee Assistance Programs...................              31.4               28.3                 11.0%
Integrated Programs............................              16.9               10.7                 57.9%
                                                            -----              -----
                                                            162.2              149.0                  8.9%
                                                            =====              =====

         Integra offers programs and services in each of these categories. According to Open Minds, risk-based network products, integrated programs and Employee Assistance Programs are the most rapidly growing segments of the behavioral managed healthcare industry.

Utilization Review/Case Management/Non-Risk-Based Network Services

         As part of its utilization review/case management/non-risk-based network services, Integra provides a full array of managed care services which may include selecting, credentialing and managing a network of providers (such as psychiatrists, psychologists, social workers and hospitals), and performing utilization review, claims administration and care management functions. In these arrangements, Integra does not assume financial responsibility for the cost of providing treatment services. The third party payor remains responsible for the cost of providing the treatment services rendered. The Company categorizes its services within this segment of the managed behavioral healthcare industry as administrative services only ("ASO") services.

Risk-Based Network Services

         As part of its risk-based network services, Integra assumes all or a portion of the responsibility for the cost of providing behavioral healthcare treatment services. Specifically, under a risk-based payment arrangement, Integra agrees to provide services in exchange for a fixed fee per member per month that may vary depending on the profile of the beneficiary population, or agrees to otherwise share the responsibility for providing all or some portion of the treatment services at a specific cost per person. Under these arrangements, Integra not only approves and monitors a course of treatment, but also arranges and pays for the provision of patient care through its third party network providers. Under these contracts, Integra assumes the financial risk for utilization and payment of services. As a result, Integra must be proficient in contracting with, credentialing and managing a network of specialized providers and facilities that covers the necessary continuum of care. Integra must also ensure that the appropriate level of care is delivered in the appropriate setting. In addition to the expected growth in total beneficiaries covered under behavioral managed healthcare products, the shift of beneficiaries into risk-based network products should further contribute to revenue growth for Integra because such contracts generate significantly higher revenue than ASO contracts. The higher revenue is intended to compensate Integra for bearing the financial responsibility for the cost of delivering care.

Employee Assistance Programs ("EAPs")

         An EAP is a worksite-based program designed to assist in the early identification and resolution of productivity problems associated with behavioral conditions or other personal concerns of employees and their dependents. Under its EAPs, Integra's network providers or other affiliated clinicians provide assessment and referral services to employee beneficiaries and their dependents. These services consist of evaluating a patient's needs and, if indicated, providing counseling and/or identifying an appropriate provider, treatment facility or other resource for more intensive treatment services. EAP services typically include consultation services, evaluation and referral services, employee education and outreach services. Integra's EAP contracts generally provide between three (3) and eight (8) sessions of counseling. The Company believes that federal and state "drug-free workplace" measures and Federal Occupational Health and Safety Act requirements, together with the growing public perception of increased violence in the workplace, have prompted many companies to implement EAPs. Although EAPs originated as a support tool to assist managers in dealing with troubled employees, payors increasingly regard EAPs as an important component in the continuum of behavioral healthcare services. Through its EAP program, Integra also offers crisis intervention services under which it will provide on-site counseling to employees who are experiencing emotional distress as a result of a severe workplace incident.

Integrated EAP/Managed Behavioral Healthcare Services

         EAPs are typically utilized in a preventive role and in facilitating early intervention and brief treatment of behavioral healthcare problems before more extensive treatment is required. In an effort to both reduce costs and increase accessibility and ease of treatment, employers are increasingly attempting to consolidate EAP and behavioral managed healthcare services into a single product. Consequently, Integra markets and sells EAPs in connection with its managed behavioral healthcare programs through "integrated" product offerings. Integrated products offer employers comprehensive treatment services and management of all aspects of behavioral healthcare. Although integrated EAP/managed behavioral healthcare products are currently only a small component of the overall industry, the Company expects this market segment to grow.

REIMBURSEMENT

         The Company estimates that 59% of its net revenues during fiscal 1998 were derived from the Patient Service and Provider outpatient business. This decreased from 83% in 1997 primarily as a result of the Sale in May 1998 and the exit of the remaining outpatient operations. Through these operations, a significant percentage of the Company's revenues were received directly from Medicare, Medicaid and CHAMPUS. With the exit of the Patient Service and Provider operations, the Company no longer bills these entities directly. The Company's premium or managed care revenues are generated almost exclusively from managed care companies and employers.

BUSINESS STRATEGY

         Increase Enrollment in Behavioral Managed Healthcare Products. The Company believes it has an opportunity to increase covered lives in all its behavioral managed healthcare products. The Company believes its reputation for high quality in service delivery and clinical outcomes will further enhance its ability to increase ASO and EAP covered lives with large corporate customers. The Company intends to build upon its experience in managing programs for large corporate customers and to market integrated programs to the Company's existing EAP customers and other prospective corporate clients. The Company further believes that it has an opportunity to increase revenues, earnings and cash flows from operations by increasing lives covered by its risk-based products. The Company has made significant investments in management systems infrastructure to position itself as a leading provider of risk-based products for managed behavioral healthcare. Management believes there will be a continuing shift to risk-based products. According to Open Minds, industry enrollment in risk-based products has grown from approximately 13.6 million in 1993 to approximately 38.9 million in 1997, representing a compound annual growth rate of over 30%. Despite this growth, only approximately 26% of total behavioral managed healthcare enrollees were in risk-based products in 1997. The Company believes that the market for risk-based products has grown and will continue to grow as payors attempt to reduce their cost of providing behavioral healthcare while ensuring a high quality of care and an appropriate level of access to care. The Company believes enrollment in its risk-based products will increase through growth in new covered lives and through the transition of covered lives in ASO and EAP products to higher revenue risk-based products.

         Sales and Marketing Personnel. Although the Integra managed behavioral healthcare business has experienced an average of over 40% in same store revenue growth in the last four years, the Company has historically made limited investments in sales and marketing. At December 31, 1997, the Company had two dedicated individuals in this department. During 1998, the Company increased resources in this area to four individuals. The Company intends to increase this to eight individuals during 1999. The Company believes that an increased investment in sales and marketing personnel will put the Company in a position to continue generating strong internal revenue growth.

         Continue to invest in Clinical Outcomes Measures. Management believes a key differentiation of Integra from its competitors is the manner in which the Company uses clinical patient data to make decisions about patient care.

         The Company's COMPASS(R) system is a patented, unique and scientifically valid decision support system which tracks and evaluates the effectiveness of behavioral healthcare concurrently with treatment, while at the same time collecting information useful to case managers. The ability to use this information, congruent with treatment decisions for the patient will assist in lowering behavioral healthcare costs to customers while maintaining or increasing treatment effectiveness. Management believes COMPASS(R) is one of the only systems which can "severity adjust" patient data, which is necessary for the valid use of such data in comparing therapist or program performance.

         Integra believes it is the one of the few organizations that can provide a customer with a proven behavioral health outcomes management and decision support system which allows for a seamless measure to manage a patient's improvement (decline) across all behavioral health treatment settings. The Company intends to continue to update and enhance this tool.

BEHAVIORAL MANAGED HEALTHCARE CUSTOMERS

         General. The following table sets forth the revenue for the year ended December 31, 1998 in each of the Company's customer groups described below:

                                                                         Revenue
Market                                                                (In Thousands)         Percent
------                                                                --------------         -------
Workplace (Corporations and Labor Unions)...................              $8,451               63.0%
Health Plans and Managed Care Organizations.................               2,515               19.0%
Public Sector...............................................               2,402               18.0%
                                                                         -------              -----
          Total.............................................             $13,368              100.0%
                                                                         =======              =====


         Corporations and Labor Unions. Corporations and, to a lesser extent, labor unions, account for a large number of the Company's contracts to provide managed behavioral healthcare services and, in particular, EAP and integrated EAP/managed care services. The Company has structured a variety of fee arrangements with corporate customers to cover all or a portion of the responsibility of the cost of providing treatment services. In addition, the Company operates a number of programs for corporate customers on an ASO basis. Management believes the corporate market is an area of potential growth for the Company, as corporations are anticipated to increase their utilization of managed behavioral healthcare services.

         Health Plans and Managed Care Organizations. The Company has continued to experience rapid growth in its business with health plans and managed care organizations ("HMOs"). HMO contracts are full, limited or shared risk contracts in which the Company generally accepts a fixed fee per member per month from the HMO in exchange for providing a full or specified range of behavioral healthcare services for a specific portion of the HMO's beneficiaries. Although certain large HMOs provide their own behavioral managed healthcare services, many HMOs "carve out" behavioral healthcare from their general healthcare services and subcontract such services to behavioral managed healthcare companies such as the Company. The Company anticipates that its business with HMOs will continue to grow.

         Public Sector. The Company provides behavioral managed healthcare services to Medicaid and Medicare recipients through subcontracts with HMOs focused on these beneficiary populations. The Company expects that governmental agencies will continue to implement a significant number of managed care Medicaid programs through contracts with HMOs and that many HMOs will subcontract with behavioral managed healthcare organizations, such as Integra, for behavioral healthcare services. The Company also expects that other states will continue the trend of "carving-out" behavioral healthcare services from their general healthcare benefit plans and contracting directly with behavioral managed healthcare companies such as the Company. While the Company believes this is a growing market, it intends to selectively pursue only opportunities which it believes will appropriately value Integra's differentiated and quality approach to managed behavioral healthcare.

BEHAVIORAL MANAGED HEALTHCARE NETWORK

         The Company's behavioral managed healthcare and EAP treatment services are provided by a network of third party providers. The number and type of providers in a particular area depend upon customer preference, geographic concentration and demographic make-up of the beneficiary population in that area. Network providers generally include a variety of specialized behavioral healthcare personnel, such as psychiatrists, psychologists, licensed clinical social workers, substance abuse counselors and other professionals.

         As of December 31, 1998, the Company had contractual arrangements covering over 10,000 individual third party network providers. The Company's network providers are independent contractors located throughout the local areas in which the Company's customer's beneficiary population resides. Network providers work out of their own facilities. Network providers include individual practitioners, individuals who are members of group practices or other licensed centers or programs, inpatient psychiatric and substance abuse hospitals, intensive outpatient facilities, partial hospitalization facilities and community health centers. Network providers typically execute standard contracts with the Company for which they are typically paid by the Company on a fee-for-service basis. In some cases, network providers are paid on a "case rate" basis, whereby the provider is paid a set rate for an entire course of treatment, or through other risk sharing arrangements. A network provider's contract with the Company typically has a three-year term, with automatic renewal at the Company's option for successive terms, and generally may be terminated without cause by the Company or the provider upon 30 to 90 days notice.

VALUE BASED BUSINESS

         Integra's management has formally adopted the Company's Mission and Values -- the reason Integra is in business, and the standards to which its employees should strive to achieve on a daily basis. This mission and these values have been introduced to Integra's employees and, when fully integrated into the Company's culture, will distinguish Integra from its competitors.

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

                  It is management's belief that a strong commitment to these values will enable the Company's employees to build the Company's business and their careers and provide the foundation upon which Integra's business plans are developed.

COMPETITION

         The managed behavioral health business is highly competitive. The Company competes with large insurance companies, HMOs, preferred provider organizations ("PPOs"), third party administrators ("TPAs"), IPAs, multi-disciplinary medical groups and other managed behavioral health companies. Many of the Company's competitors are significantly larger and have greater financial, marketing and other resources than the Company, and some of the Company's competitors provide a broader range of services. The Company may also encounter substantial competition in the future from new market entrants. Many of the Company's customers that are managed care companies may, in the future, seek to provide managed behavioral healthcare and EAP services to their employees or subscribers directly, rather than by contracting with the Company for such services. Because of competition, the Company does not expect to be able to rely on price increases to achieve revenue growth and expects to continue experiencing pressure on direct operating margins.

REGULATION

General

         As a managed behavioral healthcare services company, Integra is currently subject to extensive and frequently changing government regulations. These regulations are primarily concerned with licensure, conduct of operations, financial solvency, standards of medical care provided, the dispensing of drugs, the confidentiality of medical records of patients, and the direct employment of psychiatrists, psychologists, and other licensed professionals by business corporations. These various types of regulatory activity affect Integra's business either by controlling its operations, restricting licensure of the business entity or by controlling the reimbursement for services provided. Generally, regulatory agencies have broad discretionary powers when granting, renewing or revoking licenses or granting approvals. In addition, the time necessary to obtain licenses varies from state to state. In certain cases, more than one regulatory agency in each jurisdiction may assert that it has authority over the activities of the Company. State licensing laws and other regulations are subject to amendment and to interpretation by regulatory agencies with broad discretionary powers. Any such licensure and/or regulation could require Integra to modify its operations materially in order to comply with applicable regulatory requirements and may have a material adverse effect on the Company's business, financial condition or results of operations.

State Insurance Laws

         To the extent that Integra operates or is deemed to operate in one or more states as a prepaid limited health service organization, insurance company, HMO, PPO, prepaid health plan, or other similar entity, it will be required to comply with certain statutes and regulations that, among other things, may require it to maintain minimum levels of deposits, capital, surplus, reserves or net worth, and also may limit the ability of the Company and its subsidiaries to pay dividends, make certain investments, and repay certain indebtedness. The imposition of any such requirements could significantly increase the Company's costs of doing business and could delay the Company's conduct or expansion of its business in some areas. The licensure process under state insurance laws can be lengthy and, unless the applicable state regulatory agency allows the Company to continue to operate while the licensure process is ongoing, the Company could experience a material adverse effect on its operating results and financial condition while its licensure application is pending. Failure by Integra to obtain or maintain required licenses typically also constitutes an event of default under Integra's contracts with its customers. The loss of business from one or more of Integra's major customers as a result of such an event of default or otherwise could have a material adverse effect on Integra's business, financial condition or results of operations.

         The National Association of Insurance Commissioners (the "NAIC") has undertaken a comprehensive review of the regulatory status of entities arranging for the provision of healthcare services through a network of providers that, like the Company, may assume risk for the cost and quality of healthcare services, but that are not currently licensed as an HMO or similar entity. As a result of this review, the NAIC developed a "health organizations risk-based capital" formula, designed specifically for managed care organizations, that establishes a minimum amount of capital necessary for a managed care organization to support its overall operations, allowing consideration for the organization's size and risk profile. The NAIC initiative also may result in the adoption of a model NAIC regulation in the area of health plan standards, which could be adopted by individual states in whole or in part, and could result in the Company being required to meet additional or new standards in connection with its existing operations. Individual states have also recently adopted their own regulatory initiatives that may subject entities such as the Company to regulation under state insurance laws. These include, but are not limited to, requiring licensure as an insurance company or HMO and requiring adherence to specific financial solvency standards. Licensure as an insurance company, HMO or similar entity could also subject the Company to regulations covering reporting and disclosure, mandated benefits, and other traditional insurance regulatory requirements. PPO regulations to which the Company may be subject to may require the Company to register with a state authority and provide information concerning its operations, particularly relating to provider and payor contracting.

         Based on the information presently available to it, the Company does not believe that the imposition of requirements related to maintaining certain types of assets, prescribed levels of deposits, capital, surplus, reserves or net worth, or complying with other regulatory requirements applicable to an insurance company, HMO, PPO or similar operations, would have a material adverse effect on the Company. Notwithstanding the foregoing, the imposition of such requirements could increase the Company's costs of doing business and could delay the Company's conduct or expansion of its business in some areas. The licensure process under state insurance laws can be lengthy and, unless the applicable state regulatory agency allows the Company to continue to operate while the licensure process is ongoing, the Company could experience a material adverse effect on its operating results and financial condition while its licensure application is pending. In addition, failure by the Company to obtain and maintain required licenses typically also constitutes an event of default under the Company's contracts with its customers. The loss of business from one or more of the Company's major customers as a result of such an event of default or otherwise could have a material adverse effect on the Company.

Utilization Review/Third Party Administrator Laws

         Several of the states in which Integra conducts its business have enacted legislation requiring organizations engaged in utilization review to register and to meet certain operating standards. Utilization review regulations typically impose requirements with respect to qualifications of personnel, appeal procedures, confidentiality and other matters relating to utilization review services. Integra is currently registered in Maryland, New York, Tennessee and Texas for such services. Integra has been able to comply with the applicable legislation without significant expense to date. Integra may be required to comply with similar statutes if other states in which it conducts its business impose such requirements or if the Company begins doing business in a state which has such requirements.

         Several states have adopted statutes to regulate third party health claims administrators, which may include aspects of the Company's business. These statutes typically impose requirements with respect to the financial solvency and operation of the administrator. The Company may be required to comply with similar statutes if other states in which it conducts business impose such requirements or if the Company begins doing business in a state which has such requirements.

ERISA

         Certain of the Company's services are subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). ERISA governs certain aspects of the relationship between employer-sponsored health benefit plans and certain providers of services to such plans through a series of complex statutes and regulations that are subject to periodic interpretation by the Internal Revenue Service and the United States Department of Labor. In general, these regulations impose, among other things, an obligation on Integra to act as a fiduciary with respect to some of the health benefit plans it provides services to. However, there is little direct authority governing the application of ERISA to many of the activities and arrangements of managed behavioral healthcare and substance abuse treatment companies such as those operated by Integra.

         Certain federal courts have held that utilization review and third party administrator licensure requirements are preempted by ERISA. ERISA preempts state laws that mandate employee benefit structures or their administration, as well as those that provide alternative enforcement mechanisms. The Company believes that its utilization review and TPA activities performed for its self-insured employee benefit plan customers in some states are exempt from otherwise applicable state licensing or registration requirements based upon federal preemption under ERISA and has relied on this general principle in determining not to seek licensure for certain of its activities in some states. Existing case law is not uniform on the applicability of ERISA preemption with respect to state regulation of utilization review or TPA activities. There can be no assurance that additional licensure will not be required with respect to utilization review or TPA activities in certain states.

Any Willing Provider Laws

         Several states have adopted, or are expected to adopt, "any willing provider" laws. Such laws typically impose upon insurance companies, PPOs, HMOs or other types of third party payors an obligation to contract with, or pay for the services of, any healthcare provider willing to meet the terms of the payor's contracts with similar providers. Compliance with any willing provider laws could increase the Company's costs of assembling and administering provider networks and could, therefore, have a material adverse effect on its operations.

Provider Regulation

         Integra is also affected directly by regulations imposed upon healthcare providers. The provision of behavioral healthcare treatment services by psychiatrists, psychologists and other providers is subject to state regulation with respect to the licensing of healthcare professionals. The Company believes that the healthcare professionals who provide behavioral healthcare treatment on behalf of, or under contracts with the Company, are in compliance with the applicable state licensing requirements and current interpretations thereof; however, there can be no assurance that changes in such state licensing requirements or interpretations thereof will not adversely affect the Company's existing operations or limit expansion. Additional licensure of clinicians who provide telephonic assessment or stabilization services to individuals who are calling from out-of-state may be required if such assessment or stabilization services are deemed by regulatory agencies to be treatment provided in the state of such individual's residence. The Company believes that any such additional licensure could be obtained; however, there can be no assurance that such licensing requirements will not adversely affect the Company's existing operation or limit expansion.

         Regulations imposed upon healthcare providers also include provisions relating to the conduct of, and ethics in, the practice of psychiatry, psychology, social work and related mental healthcare professions, and, in certain cases, the common law duty to warn others of danger or to prevent patient self-injury. In addition, there are federal and state laws that require providers of mental health or substance abuse treatment services to maintain the confidentiality of treatment records and information with respect to such patients. These laws generally specify the conditions under which patient-specific information may be disclosed, and may be enforced through the imposition of criminal fines and other penalties. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") includes a provision that prohibits the wrongful disclosure of certain "individually identifiable health information." HIPAA requires the Secretary of the United States Department of Health and Human Services (the "Department") to adopt standards relating to the transmission of such health information by healthcare providers and healthcare plans. Although the Company believes that such regulations do not at present materially impair the Company's operations, there can be no assurance that such indirect regulation will not have a material adverse effect on the Company in the future.

         In certain states, the employment of psychiatrists, psychologists and certain other mental healthcare professionals by business corporations is a permissible practice. However, other states have legislation or regulations or have interpreted existing medical practice licensing laws to restrict business corporations from providing mental health services or from the direct employment of psychiatrists and, in a few states, psychologists and other mental healthcare professionals. For example, various state boards of medical examiners have regulations which prohibit psychiatrists, and in a few cases, psychologists, from being employed by business corporations and only permit employment by professional corporations. In addition, the laws of some states prohibit psychiatrists, psychologists, or other behavioral healthcare professionals from splitting fees with other persons or entities. Corporate practice and fee-splitting statutes vary from state to state, and have seldom been recently interpreted by the courts or regulatory agencies. Although the Company believes it has appropriately structured its arrangements with healthcare providers to comply with the relevant state statutes, there can be no assurance that (i) governmental officials charged with responsibility for enforcing these laws will not assert that the Company or certain transactions in which it is involved are in violation of such laws, (ii) such state laws will ultimately be interpreted by the courts in a manner inconsistent with the practices of the Company or
(iii) evolving interpretations of such state laws or the adoption of other state laws or regulations will not make it necessary for the Company to restructure certain of its arrangements.

Customer Regulation

         Integra is indirectly affected by regulations imposed on its customers which include, among other things, benefits mandated by statute, exclusions from coverage prohibited by statute, procedures governing the payment and processing of claims, record keeping and reporting requirements, requirements for and payment rates applicable to coverage of Medicare and Medicaid beneficiaries, provider contracting and enrollee rights, and confidentiality requirements. Any such direct and indirect regulation could have a material adverse effect on the Company's business, financial condition or results of operation.

Government Pay

         Medicare. Medicare is a federal health insurance program which provides health insurance coverage for certain disabled persons, for persons aged 65 or older and for certain persons with end stage renal disease. There are two components to the Medicare program: Part A which covers inpatient services, home health care and hospice care and Part B which covers physicians, other health care professionals and outpatient services. Medicare is funded by both beneficiary and federal contributions.

         Prior to the passage of the Balanced Budget Act of 1997, Medicare beneficiaries could (i) receive services on a fee-for-service basis pursuant to which Medicare generally pays providers based on a national fee schedule subject to the applicable copayment or (ii) elect to enroll with a managed care organization which had entered into a direct contract with Medicare whereby the organization is paid a predetermined amount for each covered Medicare beneficiary without regard to the frequency, extent or nature of services delivered. The Balanced Budget Act of 1997 reformed Medicare in a number of respects, including the phase out of existing Medicare risk contracts and the creation of the Medicare+Choice program. The Medicare+Choice program allows Medicare beneficiaries, in addition to traditional fee-for-service Medicare, to have access to a wide array of private health plan choices beyond the previously existing managed care arrangements. These additional plan options include "Coordinated Care Plans" which include an HMO with or without point of service option; a Provider-Sponsored Organization plan; a PPO plan; and a demonstration Medical Savings Account project. Given the infancy of the Medicare+Choice program, the Company cannot predict what effect, if any, the program will have on the Company's future Medicare revenues.

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

         Prior to the Sale and exit of the patient service and provider business, the Company provided direct clinical services to some patients who were beneficiaries of the federal Medicare and Medicaid programs. The compensation received by the Company for such services was established by fee schedules and other similar cost containment measures. In order to receive Medicare reimbursement, the local operations of the Company's outpatient service and provider business were required to be registered with Medicare as a group provider. In addition, each individual provider had to be certified as an independently practicing provider and be assigned an individual provider number. The certification criteria, which are established by the Department of Health and Human Services, are interpreted and administered by each state.

         Medicaid programs do not generally require certification of the Company or its providers over and above the requirements of Medicare.

         Federal and some state laws impose restrictions on physicians', and, in a few states, on psychologists' and other mental healthcare professionals', referrals for certain designated health services to entities with which they have financial relationships. The Company believes its outpatient service and provider business operations were structured to comply with these restrictions to the extent applicable.

         The Social Security Act imposes criminal and civil penalties upon persons who make or receive kickbacks, bribes or rebates in connection with the Medicare or Medicaid programs. These anti-fraud and abuse rules prohibit providers and others from soliciting, offering, receiving or paying, directly or indirectly, any remuneration in return for either making a referral for services or items or ordering any services or items for which payment may be made under a federal healthcare program. Upon conviction, violations of these rules may be punished by fine of up to $25,000 or imprisonment for up to five years, or both. The government may impose civil monetary penalties. In addition, the Medicare and Medicaid Patient and Program Protection Act of 1987 imposes civil sanctions for violation of these prohibitions, punishable by exclusion from the Medicare and Medicaid program; such exclusion, if applied to Integra's operations, could result in significant loss of reimbursement.

         In order to provide guidance with respect to the anti-fraud and abuse rules, the Office of the Inspector General ("OIG") of the Department of Health and Human Services has issued regulations outlining certain "safe harbor" practices, which although potentially capable of including prohibited referrals, would not be prohibited if all applicable requirements are met. A relationship which fails to satisfy a safe harbor is not necessarily illegal, but could be scrutinized under a case-by-case analysis. The OIG has also issued final regulations regarding its recently mandated proposals for accepting and issuing advisory opinions on the anti-fraud and abuse rules. Since the anti-fraud and abuse laws have been broadly interpreted, they affected the manner in which the Company could have acquired professional practices and may affect the manner in which the Company markets its services to, and contracts for services with, psychiatrists, psychologists, and other mental healthcare professionals. Management considers and seeks to comply with these regulations in planning its activities, and believes that its activities, even if not within a safe harbor, do not violate the anti-fraud and abuse statute.

Budget Acts

         The 1998 Budget Act does not contain any legislation that affects the managed behavioral healthcare industry. Accordingly, the 1998 Budget Act should not have a material adverse effect on the Company. However, in August 1997, Congress enacted a Budget Act which included provisions designed to reduce Medicare expenditures over the next five years by $115 billion, compared to projected Medicare expenditures before adoption of the Budget Act. The five-year savings in projected Medicare payments to physicians and hospitals would be achieved under the Budget Act by reduced fee-for-service reimbursement and by changes in managed care programs designed to increase enrollment of Medicare beneficiaries in managed care plans. The increase in Medicare enrollment in managed care plans would be achieved in part by allowing provider-sponsored organizations and preferred provider organizations to compete with Medicare health maintenance organizations for Medicare enrollees.

         Prior to adoption of the 1997 Budget Act, states generally were prohibited from requiring Medicaid recipients to enroll in managed care products that covered only Medicaid recipients. The Medicaid-related provisions of the 1997 Budget Act gave states broad flexibility to require most Medicaid recipients to enroll in managed care products that only cover Medicaid recipients. The 1997 Budget Act also allows states to limit the number of managed care organizations with which the state will contract with to deliver care to Medicaid beneficiaries. These changes could have a positive impact on the Company's business, if they result in increased enrollment of Medicaid beneficiaries in managed care organizations and increased Medicaid spending on managed care. However, these changes also may result in significant competition for such contracts.

         The Company cannot predict the effect of the Budget Acts, or other healthcare reform measures that may be adopted by Congress or state legislatures, on its managed care operations and no assurance can be given that either the Budget Act or other healthcare reform measures will not have an adverse effect on the Company.

Other Legislation

         In the last five years, legislation has periodically been introduced at the state and federal level providing for new regulatory programs and materially revising existing regulatory programs. Any such legislation, if enacted, could materially adversely affect the Company's business, financial condition or results of operations. Such legislation could include both federal and state bills affecting the Medicaid programs which may be pending in or recently passed by state legislatures and which are not yet available for review and analysis. Such legislation could also include proposals for national health insurance and other forms of federal regulation of health insurance and healthcare delivery. It is not possible at this time to predict whether any such legislation will be adopted at the federal or state level, or the nature, scope or applicability to the Company's business of any such legislation, or when any particular legislation might be implemented. No assurance can be given that any such federal or state legislation will not have a material adverse effect on the Company.


EMPLOYEES

         At December 31, 1998, the Company employed approximately 80 full time equivalent employees. The Company has not experienced any significant difficulty in filling open positions with qualified employees. None of the Company's employees are represented by a labor union and the Company is not aware of any current activities to organize any of its employees. Management considers the relationship between the Company and its employees to be good.


INSURANCE

         The Company maintains general and professional liability insurance. The policy is written in a "claims made" or "occurrence" basis subject to per occurrence deductibles and annual aggregates. The Company believes its coverage's and limits are adequate for current operations.

Executive Officers of the Company


         Certain information with respect to the executive officers of the Company is set forth below:

                                                                                                     Age at
                                                                                                   December 31,
         Name                                            Position with the Company                     1998
         ----                                            -------------------------                 -----------
         John H. Foster...............................   Chairman of the Board and Director              56
         Lawrence M. Davies...........................   Chief Executive Officer and Director            40
         Eric E. Anderson, Ph.D.......................   President, Chief Operating Officer and          47
                                                         Director
         Mark D. Gibson...............................   Chief Financial Officer, Treasurer and          32
                                                         Secretary

         JOHN H. FOSTER, has been Chairman of the Board since March 1991. Mr. Foster was Chief Executive Officer of the Company from March 1991 to October 1998. Mr. Foster has been Chairman of the Board of NovaCare, Inc., a national clinical and technological leader in providing comprehensive medical rehabilitation services ("NovaCare"), since December 1984. Between December 1984 and May 1997 he was also Chief Executive Officer of NovaCare. Mr. Foster is a director of Corning Incorporated, an international corporation with business interests in specialty materials and communications. He is also a director of NovaCare Employee Services, Inc., a professional employer organization, and a director of Access Worldwide Communications, Inc., a leading provider of sales, marketing and medical education services to the pharmaceutical industry. Mr. Foster is founder and Chairman of Foster Management Company, an investment advisor, and general partner of various venture capital investment funds.

         LAWRENCE M. DAVIES, has been a director of the Company since January 1992 and Chief Executive Officer since October 1998. Mr. Davies was President of the Company from June 1993 to September 1998. Mr. Davies was Vice President of the Central Division of the Contract Services Group of NovaCare from June 1992 to May 1993 and Division Vice President of the Midwest Region of the Contract Services Group of NovaCare, from September 1988 to May 1992. From January 1987 to August 1988, Mr. Davies was Director of Corporate Development for NovaCare. Mr. Davies was manager of Mergers and Acquisitions for Foster Medical Corporation from August 1984 to December 1986.

         ERIC E. ANDERSON, PH.D. has been a director, President and Chief Operating Officer of the Company since October 1998. Dr. Anderson joined the Company in June 1997 and served as President and Chief Executive Officer of the Company's behavioral managed care operation until September 1998. From January 1996 to June 1997, Dr. Anderson served as a consultant in the managed behavioral health and information technology industries. From February 1994 to December 1996, Dr. Anderson was an Executive Vice President and General Manager for Medco Behavioral Care Corp. From May 1991 to January 1994, Dr. Anderson served as Senior Vice

President for College Health Enterprises. Prior to that he managed the behavioral healthcare operation of PacifiCare. Dr. Anderson is a licensed psychologist and has over twenty years of behavioral health experience.

         MARK D. GIBSON has been Chief Financial Officer, Treasurer and Secretary of the Company since May 1998. Mr. Gibson was Corporate Controller and Chief Accounting Officer of the Company from August 1997 to May 1998. From August 1995 to August 1997, Mr. Gibson was the Director of Financial Planning and Analysis for the Company. From 1992 to 1995, Mr. Gibson worked in the Auditing Services Group for Price Waterhouse LLP and from 1988 to 1991 was employed in the audit department of Laventhol & Horwath. Mr. Gibson is a Certified Public Accountant.

         No family relationship exists between any of the directors or executive officers of the Company. Executive officers serve at the discretion of the Board of Directors.


ITEM 2.  PROPERTIES.

         The Company's principal executive office is located at 1060 First Avenue, King of Prussia, Pennsylvania. In addition, the Company leases other office space and clinical facilities. See Note 13 of Notes to the Company's Consolidated Financial Statements for information concerning the Company's leases for its office and patient care facilities. The Company does not anticipate that it will experience any difficulty in renewing any such leases upon their expiration or obtaining different space on comparable terms if such leases are not renewed. The Company believes that these facilities are well maintained and are of adequate size for present needs.

ITEM 3.  LEGAL PROCEEDINGS.

         From time to time, the Company is a party to certain claims, suits and complaints which arise in the course of business.

         During 1996, certain of the Company's Medicare Part B and related co-insurance billings previously submitted were selected for review by the Office of the Inspector General of the Department of Health and Human Services ("OIG") and the Department of Justice ("DOJ"). The Company was notified by the DOJ that the review is a civil matter relating to billings for services to Medicare patients in long-term care facilities in the State of Florida during the period from approximately January 1994 through mid-1995. In October 1998, the Company executed a final settlement agreement with the DOJ and OIG, which resolved all of the OIG's civil claims against the Company relating to this matter. Terms of the settlement included a repayment of approximately $3,000,000. This amount was fully accrued as of December 31, 1997.

         In March 1998, the Company received notification that the Medicare Intermediary in California completed a post payment medical review of billings previously submitted and paid between 1990 and 1994. Based on the results of their review, the Intermediary has requested a refund of approximately $1,200,000. Services were denied primarily on the basis of medical necessity and incomplete documentation. The Company has requested an administrative hearing. At December 31, 1997, the Company fully reserved the above amount. In addition, the Company has recorded a reserve of $1,600,000 for other potential exposures pertaining to provider billing and long-term care services.

         In April 1998, the Company received notice that the Office of the Attorney General of New York State ("the State"), was conducting an audit of the New York Medicaid billings of one of the outpatient provider operations with which it had an Administrative Services Agreement. The State is investigating whether the Company may have any liability arising from the operation of, and its relationship with, that provider. In October 1998, the Company terminated its relationship with that provider. In February 1999, the Company received a letter from the State indicating that this matter could be settled by the Company by refunding all Medicaid monies paid to the outpatient operation during the Company's relationship with the practice. Payments received by this practice during this period were approximately $2,000,000. The Company believes the State's proposed settlement amount is inconsistent with the Company's involvement with this practice under the Administrative Services Agreement and intends to continue aggressively pursuing a resolution of this matter with the State.

         Although management believes that established reserves for the above matters are sufficient, it is possible that the final resolution of these matters may exceed the established reserves by an amount which could be material to the Company's results of operations. Due to the nature of these matters the Company cannot predict when these matters will be resolved. The Company does not believe the ultimate outcome of these matters will have a material adverse effect on the Company's overall financial condition, liquidity or operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is quoted on the American Stock Exchange under the symbol IGR. As of March 24, 1999, there were approximately 1,500 shareholders of record. The Company included individual position listings when calculating the number of shareholders. The following table sets forth the reported high and low sales prices of the Company's common stock for the periods indicated. The Company's common stock was quoted on the National Association of Securities Dealers Automated Quotation National Market System ("NASDAQ") prior to July 11, 1997. All stock price data prior to July 11, 1997 reflect the high and low sales prices as reported on NASDAQ.


                                                                                             HIGH          LOW
                                                                                             ----          ---
         Fiscal Year Ended December 31, 1997
                  First Quarter..................................................           4 5/8        3 3/8
                  Second Quarter.................................................          4 9/16        2 7/8
                  Third Quarter..................................................           4 5/8        2 3/8
                  Fourth Quarter.................................................           3 1/4      1 11/16
         Fiscal Year Ended December 31, 1998
                  First Quarter..................................................           2 7/8        2 1/4
                  Second Quarter.................................................          2 9/16            2
                  Third Quarter..................................................          2 9/16        1 1/2
                  Fourth Quarter.................................................           2 3/8        1 1/8

         Over the past several years, the Company's common stock price has been subject to significant volatility. If net revenues or earnings fail to meet expectations of the investment community, there could be an immediate and significant adverse impact on the trading price for the Company's common stock.

         No dividends have been declared on the common stock since the Company's inception. The Company does not expect to declare any cash dividends in the foreseeable future. The Company's Credit Facility with PNC Bank restricts the Company from paying dividends.

Recent Sales of Unregistered Securities

         (1) In 1998, as part of the contingent payments due to the sellers of practices which the Company acquired in the past three to five years, the Company issued an aggregate of 109,227 shares of common stock. Registration under the Securities Act of 1933, as amended (the "Securities Act"), of the common stock issued in these transactions was not required because such securities were issued in transactions not involving any "public offering" within the meaning of Section 4(2) of the Securities Act, in reliance on Rule 506 under the Securities Act. In addition, there was no general solicitation or general advertising in connection with such issuances.

         (2) In May 1998, the Company issued warrants to purchase an aggregate of 400,000 shares of common stock at any time over a three year period at an exercise price of $.05 per share to Abbingdon Venture Partners Limited Partnership and Abbingdon Venture Partners Limited Partnership-II (collectively, the "Investment Partnerships"). These warrants were issued in return for the Investment Partnerships' commitment to guarantee additional financing for the Company. Registration under the Securities Act of the warrants, and the shares issuable upon the exercise of the warrants, was not required because such securities were issued in a transaction not involving any "public offering" within the meaning of Section 4(2) of the Securities Act, in reliance on Rule 506 under the Securities Act. Each of the Investment Partnerships was an accredited investor and there was no general solicitation or general advertising in connection with such issuance.

ITEM 6. SELECTED FINANCIAL DATA.

         The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and the accompanying Notes presented elsewhere herein.

                                                            (Dollars in thousands, except per share data)
                                               -----------------------------------------------------------------------
                                                                      YEARS ENDED DECEMBER 31,
                                               -----------------------------------------------------------------------
                                                   1998           1997           1996           1995            1994
                                                   ----           ----           ----           ----            ----
         INCOME STATEMENT DATA:
         Net revenues..................          $32,569     $   70,144     $   78,727        $68,269          $33,473
         Gross profit..................            9,021         15,942         18,640         17,737            8,216
         Income (loss) from
              operations...............              590        (59,672)       (12,826)        (2,924)             149
         Net (loss) income.............             (935)       (61,218)       (13,594)        (2,451)             387
         Basic and diluted net
              (loss)  income per
              common share (1).........            (0.09)         (6.17)         (1.39)         (0.26)            0.06
         Weighted average
              shares outstanding
              basic and
              diluted (1) .............       10,104,999      9,921,374      9,786,599      9,414,839        6,883,215

                                                                          AS OF DECEMBER 31,
                                                  -------------------------------------------------------------------
                                                   1998           1997           1996           1995            1994
                                                   ----           ----           ----           ----            ----
         BALANCE SHEET DATA:
         Current assets................          $ 4,016        $ 9,958        $16,445       $ 29,886         $42,179
         Total assets..................           16,035         43,600         97,783        109,051          95,123
         Current liabilities...........            9,464         37,604         23,547         23,305          12,990
         Total debt....................            1,663         14,700         12,808         11,246          10,040
         Stockholders' equity..........            4,962          4,713         65,181         78,739          74,561

         (1) In 1997 the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which establishes new standards for computing and presenting earnings per share by replacing the presentations of weighted shares outstanding, inclusive of common stock equivalents, with a dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the dilutive effect of all stock options, shares contingently payable in connection with certain acquisitions and convertible debentures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (DOLLARS IN THOUSANDS)
Overview

         The Company provides managed behavioral healthcare services through full and shared risk arrangements with employers, health plans and managed care organizations to perform behavioral health services on a capitated per member per month basis. In addition, the Company provides an array of managed behavioral health services including: employee assistance programs; third party clinical case management and claims administration. At December 31, 1998, Integra's contract service areas were principally concentrated in Connecticut, Delaware, Maryland, New Jersey, New York, Pennsylvania, Rhode Island, Virginia and Tennessee.

Sale and Divestiture of Patient Service and Provider Segment

         In December 1997, the Company announced its plans to exit and divest its outpatient provider behavioral health group practice operations. The Company entered into an agreement to sell substantially all of the assets of the outpatient behavioral practice business (the "Sale"), except for practices located in the Western region of the United States which the Company has sold or shut down. The Sale was completed effective May 18, 1998 and resulted in the divestiture by the Company of substantially all the assets and business of the Company's outpatient behavioral health practices. As of December 31, 1997, the outpatient behavioral health practice business accounted for approximately eighty-four percent (84%) of the assets of the Company (before the impact of the write down of assets and the impact of the restructuring charges), and for the year ended December 31, 1997, approximately eighty-three percent (83%) of the Company's net revenues. As a result of the Sale, the Company is significantly smaller in terms of revenues and assets.

Managed Behavioral Healthcare

         Prior to 1994, the Company was not a direct provider of behavioral managed healthcare services. During 1994, the Company acquired the Integra managed behavioral healthcare company which at the time was principally a regional provider of Employee Assistance Programs. Subsequent to the acquisition of Integra, the Company continued to invest in additional systems and management infrastructure and began actively seeking full-risk capitation arrangements with health plans and other managed care organizations. With the completion of the above-mentioned Sale and exit of the outpatient provider behavioral health group practice operations, the Company elected to change the name of the parent company from Apogee, Inc. to Integra, Inc. The Company believes the Integra name is well established and respected in the behavioral health market.

Segment Reporting

         Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), was adopted by the Company for 1998. This standard requires disclosure of segment information on the same basis used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company's operating segments are organized by product line. For purposes of SFAS No. 131, these have been aggregated into two segments: Managed Care and Patient Service and Provider (see

Note 12 of the Notes to the Company's Consolidated Financial Statements for a financial presentation of the Company's segments).

         As noted above and further explained in Notes 1 and 3 of the Notes to the Company's Consolidated Financial Statements, the Company has exited all business lines except for Managed Behavioral Healthcare. The strategic decision to exit the Patient Service and Provider segment was made by the Company's Board of Directors in December 1997 and was substantially completed during 1998. Segment information for the Patient Service and Provider business unit in 1998 reflects the results of operations of these practices essentially through the date of the Sale to PsychPartners in May 1998. The Company has no remaining Patient Service and Provider businesses in operation at December 31, 1998.

         The Company's continuing Managed Behavioral Healthcare segment provides managed behavioral healthcare services through full and shared risk arrangements with employers, health plans and managed care organizations. The Company's revenues are primarily generated through capitated contracts. Revenues are generated entirely in the United States. Approximately 58% of this segment's revenues were generated by seven (7) customers. The Company believes this concentration of revenue over a small customer base is fairly consistent with industry trends.

Results of Operations

         The Company's Consolidated Financial Statements include the accounts of the Company and all wholly owned and beneficially owned subsidiaries. All significant intercompany accounts and transactions, including management fees, have been eliminated.

         With regards to the Patient Service and Provider business, because of corporate practice of medicine laws in certain states in which the Company operated, the Company did not own the professional corporations which operated the professional and clinical aspects of the behavioral health provider operations in those states, but instead had the contractual right to designate, in its sole discretion and at any time, the licensed professional who is the owner of the capital stock of the professional corporation at a nominal cost ("Nominee Arrangements"). In addition, the Company entered into exclusive long-term management services agreements ("Management Services Agreements") with the professional corporations. Through the Management Services Agreements, the Company had exclusive authority over decision making relating to all major ongoing operations of the underlying professional corporations with the exception of the professional aspects of the practice of psychiatry, psychology and other professional behavioral healthcare services as required by certain state laws. Under the Management Services Agreements, the Company established annual operating and capital budgets for the professional corporations and compensation guidelines for the clinical professionals. The Management Services Agreements generally had initial terms of ten years or greater. The method of computing the management fees varied by contract. Management fees were based on either (i) billings of the affiliated practice less the amounts necessary to pay professional compensation and other professional expenses or (ii) a license fee per location, reimbursement of direct costs, reimbursement of marketing costs plus a markup, and a flat administrative fee or (iii) a percentage of gross receipts of the affiliated practice. In all cases, these fees were meant to compensate the Company for expenses incurred in providing covered services plus a profit. These interests are unilaterally saleable and transferable by the Company and fluctuated based upon the actual performance of the operations of the professional corporations.

         Through the Nominee Arrangements, the Company had a significant long-term financial interest in the affiliated practices and, therefore, according to Emerging Issues Task Force No. 97-2 "Application of FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, and APB Opinion No. 16, Business Combinations, to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangement", the Company consolidated the results of the affiliated practices with those of the Company. Because the Company must present consolidated financial statements, net revenues are presented in the accompanying Consolidated Statements of Operations. With the Sale and exit of the Company's provider operations, the Company has either transferred its rights under the Management Services Agreements, or intends to terminate these relationships.

         The following table sets forth, for the periods indicated, operating results of the Company:

                                                                                (Dollars in thousands)

                                                                               Years Ended December 31,
                                                                         -----------------------------------
                                                                           1998         1997          1996
                                                                           ----         ----          ----
         Net revenues:
           Patient service revenue.............................          $19,201       $59,719       $72,495
           Premium revenue.....................................           13,368        10,425         6,232
                                                                         -------       -------        ------

              Total net revenues...............................           32,569        70,144        78,727
                                                                         -------        ------        ------
         Cost of revenues:
           Patient service costs...............................           15,593        48,383        56,700
           Premium service costs...............................            7,955         5,819         3,387
                                                                         -------         -----         -----

              Total cost of revenues...........................           23,548        54,202        60,087
                                                                         -------        ------        ------
         Gross profit..........................................            9,021        15,942        18,640
         Selling and administrative expenses...................            6,260        10,447        11,179
         Provision for doubtful accounts.......................            1,221         4,226         3,886
         Amortization of intangible assets
           and excess cost over fair value of
           net assets acquired.................................              950         2,441         2,301
         Write down of assets..................................                         38,400
         Restructuring and other charges.......................                         20,100        14,100
                                                                         -------      --------      --------
         Income (loss) from operations.........................          $   590      ($59,672)     ($12,826)
                                                                         =======      ========      ========


Patient Service and Provider Segment Revenue

         Revenue for the Patient Service and Provider segment is reported when earned at the time of service at the estimated amounts to be realized through payments from patients, third party payors and others for services rendered. Third party reimbursement is initially billed at "usual, customary and reasonable" market rates. Aggregate billings are adjusted when recorded to reflect the estimated amounts realizable from third party payors based on the Company's historical experience and contractual rates established with the payors. Patient service revenue represents billings of the Company's operations other than its behavioral managed care segment. As stated above, the Company has exited all Patient Service and Provider segment operations as of December 31, 1998.

         Patient service revenue for 1998 decreased to $19,201 from $59,719 in 1997. This decrease is the result of the execution of the Company's plan to sell or shut down all Patient Service and Provider segment operations. The Sale of the Eastern outpatient operations was completed on

May 18, 1998. The remaining outpatient operations were essentially shut down or sold during the first quarter of 1998.

         Patient service revenue for 1997 decreased to $59,719 from $72,495 in 1996. This decrease is primarily a result of the impact of operations which were discontinued or downsized in conjunction with the Company's restructuring in 1996. After adjusting for the impact of these operations, base business revenues decreased approximately $5,000, primarily as a result of continued reimbursement pricing pressure from managed care and other third party payors and the disappointing operating results of selected Western region outpatient practices.

Managed Behavioral Healthcare Segment Revenue

         Premium revenue for the Managed Behavioral Healthcare segment is essentially comprised of the Company's portfolio of agreements with health plans, managed care organizations and employers to provide inpatient and outpatient behavioral health services. Revenues are primarily generated through capitated managed behavioral health and employee assistance programs. The fees are defined by contract and are primarily calculated on a fixed per member per month fee. Revenues under these contracts are recorded in the month for which the member is entitled to services. Generally, these membership contracts are on a one to three year basis subject to cancellation by either party without cause at any time with thirty to ninety days written notice. This segment had approximately 800,000, 600,000 and 425,000 covered lives at December 31, 1998, 1997 and 1996, respectively.

         The Company estimates the cost of providing services under these agreements, including a reserve for services incurred, but not reported, based upon authorized services, past claim payment experience for member groups patient census data and other facts. The Company typically does not subcapitate the risk of providing services under these contracts, but arranges discounted fee-for-service rates with independent inpatient and outpatient behavioral health providers, which the Company manages.

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

         Managed Behavioral Healthcare premium revenue for 1998 increased 28% to $13,368 from $10,425 in 1997. This increase is primarily the result of new contracts for both capitated managed behavioral health services and employee assistance programs.

         Premium revenue for 1997 increased 67% to $10,425 from $6,232 in 1996. Approximately 58% of this increase was the result of expansion of services provided under managed care contracts principally due to securing additional Medicaid lives through a contract with a health maintenance organization in New York. The remaining increase was a result of new contracts and increased enrollment in the Company's employee assistance programs and third party clinical case management and claims adjudication services.

Cost of Revenues

         Patient Service and Provider segment costs of revenues for 1998 decreased from $48,383 in 1997 to $15,593. This decrease is primarily the result of the Sale and exit of this business line. Patient service costs for 1997 decreased to $48,383 from $56,700 in 1996. This decrease is primarily a result of the impact of provider operations which were discontinued or downsized in conjunction with the Company's 1996 restructuring.

         Managed Behavioral Healthcare segment cost of revenues increased in 1998 to $7,955 from $5,819 in 1997. This increase is primarily a result of the new contracts which began coverage in 1998. Cost of revenues for this segment increased in 1997 to $5,819 from $3,387 in 1996. This increase is primarily due to the increased enrollment in the Company's capitated managed care contracts and new contracts started during 1997.

Selling and Administrative Expenses

         Selling and administrative expenses are primarily comprised of corporate office, regional management and centralized billing expenses. Selling and administrative expenses decreased to $6,260 in 1998 from $10,447 in 1997 as a result of the Sale and exit of the outpatient provider operations and downsizing of the Company's corporate and regional management offices. Selling and administrative expenses decreased to $10,447 in 1997 from $11,179 in 1996, due to a combination of reduced administrative costs as a result of discontinued or downsized operations and the Company's ongoing administrative cost containment initiatives.

Provision for Doubtful Accounts

         The provision for doubtful accounts decreased to $1,221 in 1998 from $4,226 in 1997. This decrease is a result of the Sale and exit of the outpatient provider operations. The Company's behavioral managed care segment has historically incurred minimal uncollectible accounts receivable. The provision for doubtful accounts increased to $4,226 in 1997 from $3,886 in 1996. This increase is primarily attributable to increased allowances recorded for the Western region outpatient operations in connection with the Company's exit from these markets. The provision for doubtful accounts is estimated based on an ongoing review of collectibility of the Company's accounts receivable. The Company believes the provision for doubtful accounts and the associated allowance for doubtful accounts are adequate based on management's ongoing review of collectibility. At December 31, 1997, the Company's balance sheet allowance for doubtful accounts contained $3,742 in allowances associated with long-term care billings and outpatient locations which the Company has shut down. See Note 5 in the accompanying Notes to the Company's Consolidated Financial Statements.

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

Amortization of Intangible Assets and Excess Cost Over Fair Value of Net Assets Acquired

         Amortization of intangible assets and excess cost over fair value of net assets acquired decreased to $950 in 1998 from $2,441 in 1997. This decrease is a result of the Sale and exit of the outpatient operations in 1998. In light of the repositioning of the Company as a managed behavioral healthcare company and continuing changes in the managed healthcare industry, the Company changed its estimated useful life for the excess of cost over fair value of assets acquired from 40 years to 25 years in 1997. Amortization of intangible assets and excess cost over fair value of net assets acquired increased to $2,441 in 1997 from $2,301 in 1996.

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

         If over the remaining useful life of such assets, the expected undiscounted future cash flows are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. In estimating future cash flows, the Company uses a combination of recent operating results, financial forecasts and budgets, and management estimates and assumptions of factors such as growth and potential future changes when determining whether an asset is impaired, and in measuring assets that are impaired, the Company groups assets by geographic region. The geographic region is the level at which the Company contracts with managed care payors, deploys administrative and clinical resources and consolidates back office operations. In addition, patients and Company providers often use clinic locations interchangeably within a geographic region. Upon signing a non-binding memorandum of understanding ("MOU") with PsychPartners in October 1997, the Company had an impairment indicator as the fair value of the Company's assets included in the MOU were less than their respective carrying values. Accordingly, the Company performed undiscounted cash flow analyses. In accordance with the Company's policy and SFAS 121, during 1997, the Company measured the carrying value of the related intangible assets against the estimated future undiscounted cash flows expected to result from the continued use of these assets. The analyses indicated full recovery of the related intangible assets prior to the expiration of their remaining estimated useful lives which were approximately 36 years. The Company changed its strategic direction in December 1997 with respect to these assets and the Board approved a plan to exit and dispose of the outpatient operations (see "Sale and Divestiture of Outpatient Business"). Accordingly, in December 1997, the Company revised its cash flow analyses to reflect the cash flows expected to result from the use of these assets prior to their disposal as well as the proceeds expected to result from their disposal based upon the terms of the Purchase Agreement with PsychPartners and recorded a charge of $38,400 to write down the carrying amounts of these businesses to their estimated fair value less costs to sell. The Sale was completed as of May 18, 1998. Net revenues for all of the outpatient group practices were approximately $19,201, $58,056 and $61,237 and recorded loss from operations of including an allocated amount of corporate overhead was approximately ($850), ($2,696) and ($783) in 1998, 1997 and 1996, respectively, excluding the above write down of assets and restructuring and other charges.

Restructuring and Other Charges

         This charge is comprised of the following:

                                                                           Years Ended December 31,
                                                                         -----------------------------
                                                                           1997                  1996
                                                                           ----                  ----
         Restructuring charges.............................              $14,200                $9,650
         Long-term care and provider billing reserves......                5,900                 4,450
                                                                         -------               -------
                                                                         $20,100               $14,100
                                                                         =======               =======

Restructuring Charges

         In December 1997, the Company recorded a provision for restructuring pertaining to the Company's decision to divest the outpatient provider group practices operations which were not sold to PsychPartners and to reorganize corporate office functions to reflect the exit from the outpatient business. The writedown of assets included a goodwill impairment charge of $10,287 associated with the operations the Company exited. The remainder of the write down of assets consisted primarily of fixed assets related to the discontinued operations. When the Company reached the decision to exit the outpatient business, in accordance with its policy and SFAS 121, the Company measured the carrying value of the related assets against the estimated fair market value for these remaining operations less costs to dispose and recorded the above writedown. Contract termination costs pertain primarily to accrued costs for lease terminations, and storage of clinical records. Employee severance costs included the accumulation of benefits set forth in the Company's severance policy which were paid to approximately 200 of the Company's employees who were terminated as a result of the restructuring plan. The primary employee groups affected included clinical and administrative personnel at Western region clinic locations and regional and corporate staff. The Company's restructuring plan was substantially completed in 1998.

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

         The following summarizes the Company's restructuring activity:

                                                                              Restructure                  Restructure
                                   1996          1997           Amounts       Balance at       Amounts      Balance at
                               Restructure    Restructure     Utilized in     December 31,    Utilized      December 31,
                                Provision     Provision       1996 & 1997         1997         in 1998          1998
                               -----------    -----------     -----------     ------------    --------     -------------
         Write down of assets     $7,975        $11,622         $19,349            $248          $248
         Contract termination        985          2,253           1,314           2,593         1,249          $1,344
         costs
         Employee severance          690            325           1,021             377           300              77
         costs                    ------        -------         -------          ------        ------          ------
                                  $9,650        $14,200         $21,684          $3,218        $1,797          $1,421
                                  ======        =======         =======          ======        ======          ======

Long-term care and provider billing reserves

         During 1996, the Company established a $1,300 reserve in connection with the notification by the Office of the Inspector General of the Department of Health and Human Services ("OIG") and the Department of Justice ("DOJ") that certain of the Company's Medicare Part B and related co-insurance billings previously submitted for services to Medicare patients in long-term care facilities in Florida were being reviewed. The Company reached a tentative agreement to settle this civil matter for $3,000 in December 1997. Accordingly, the Company recorded an additional reserve of $1,700 at December 31, 1997. The Company also reserved $1,400 against the suspended accounts receivable with the Florida Intermediary. In October 1998, the Company executed a final settlement agreement with the OIG and DOJ, which resolved all of the claims against the Company relating to this matter. The terms of this settlement included a repayment of approximately $3,000.

         In March 1998, the Company received notification that the Medicare Intermediary in California completed a post payment medical review of billings previously submitted and paid between 1990 and 1994. Based on the results of their review, the Intermediary has requested a refund of approximately $1,200. Services were denied primarily on the basis of medical necessity and incomplete documentation. The Company has requested an administrative hearing to appeal the Intermediary's decision. At December 31, 1997, the Company fully reserved the above amount. In addition, the Company has recorded a reserve of $1,600 for other potential exposures pertaining to provider billing and long-term care services.

         During 1996, both the Florida and California Medicare Part B Intermediaries adopted new payment review procedures for behavioral health services performed in long-term care facilities. The Company, both individually and in conjunction with coalitions of behavioral healthcare providers, requested additional training and guidance on the revised payment review standards. The Company believes it was unable to obtain adequate training and guidance on the new standards despite the fact the Intermediaries were applying the new review standards to the claims submitted by the Company. As further described above, in the fourth quarter of 1996 the Company elected to discontinue its long term care operations. Concurrent with the exit of long-term care at December 31, 1996, the Company established a $3,150 reserve for denied claims, potential refunds, and accounts receivable which the Company believed were impaired as a result of the restructuring plan.

         In April 1998, the Company received notice that the Office of the Attorney General of New York State ("the State"), was conducting an audit of the New York Medicaid billings of one of the outpatient provider operations with which it had an Administrative Services Agreement. The State is investigating whether the Company may have any liability arising from the operation of, and relationship with, that provider. In October 1998, the Company terminated its relationship with that provider. In February 1999, the Company received a letter from the State indicating that this matter could be settled by the Company by refunding all Medicaid monies paid to the outpatient operation during the Company's relationship with the practice. Payments received by this practice during this period were approximately $2,000. The Company believes the State's proposed settlement amount is inconsistent with the Company's involvement with this practice under the Administrative Services Agreement and intends to continue aggressively pursuing a resolution of this matter with the State.

         Although management believes that established reserves for the above matters are sufficient, it is possible that the final resolution of these matters may exceed the established reserves by an amount which could be material to the Company's results of operations. Due to the nature of these matters the Company cannot predict when these matters will be resolved. The Company does not believe the ultimate outcome of these matters will have a material adverse effect on the Company's overall financial condition, liquidity or operations.

         Of the total 1997 restructuring and other charges, approximately $5,000 related to amounts to be paid in cash. The non-cash portion of the charges related to the write-off of certain assets, principally goodwill associated with Western Region outpatient operations and reserves established for long-term care services for denied claims.

Interest Expense-Related Party

         In order to provide for additional financing if the Sale to PsychPartners did not occur in 1998, the Company entered into an agreement with certain investment partnerships (the "Investment Partnerships"), which are significant stockholders of the Company and are managed by Foster Management Company, an affiliated party, to obtain their commitment to guarantee an additional $7,000 of financing. This additional financing amount represented the Company's estimated additional cash needs during 1998 for contingent payments, seller notes and restructure related activities.

         Under the terms of the agreement, in return for their guarantee, the Investment Partnerships were to receive the following: (i) a commitment fee of 2% of the guaranteed amount; (ii) a draw down fee of 2% on Bank borrowings in excess of $15,000; (iii) an unused commitment fee of 1/2% per annum; and (iv) warrants to purchase 400,000 shares of common stock of the Company at a price of $0.05 per share (the "Integra Warrant") or, in the event the Sale was not consummated, a transaction fee of $3,500 payable on April 30, 1999. With the Sale completed, the cost to the Company of this guarantee was $1,020 of which $140 was paid in cash to the Investment Partnerships. The remaining portion represents a non-cash charge of approximately $880, which is the difference between the exercise price of the Integra Warrant and the fair market value of the underlying common stock of the Company on the closing date of the Sale to PsychPartners. These charges have been recorded as interest expense in the Company's results of operations for the year ended December 31, 1998.

Liquidity and Capital Resources

         Net cash used in operations was $4,399 in 1998, compared to net cash provided by operations of $1,792 in 1997. This use of cash is primarily a result of the losses incurred in 1998 prior to the Sale and shut down of the outpatient operations as well as the cash used for restructuring-related payments. Cash and cash equivalents remained fairly consistent, increasing to $2,452 at December 31, 1998 from $2,154 at December 1997. In 1998, the Company used $948 in cash for capital expenditures compared with $1,293 in 1997.

         In May 1998, the Company completed the sale of its Eastern outpatient operations to PsychPartners. Net proceeds from the Sale were primarily used to repay bank debt, fund acquisition notes and contingent consideration, settle the Florida Medicare review and fund other restructuring costs (see above).

         At December 31, 1998, the Company had a working capital deficit of $5,448. The deficit is primarily attributable to accrued liabilities of $5,489 which pertain to the Company's Sale and exit of the outpatient provider behavioral group practice business and reserves established for long-term care and other provider billing matters. Although these amounts are classified as current due to their nature, the Company does not expect that all of these amounts will require payments in the next year. The remainder of the Company's accrued liabilities are operating in nature.

         The Company has established a Credit Facility with PNC Bank. At December 31, 1998, borrowing availability under this Credit Facility was approximately $7,000. The Credit Facility is secured by substantially all of the assets of the Company (see Note 9 of Notes to the Company's Consolidated Financial Statements). If necessary, the Company will use its Credit Facility to fund working capital requirements.

         As a result of the above, the Company believes that the cash flow generated by the Company's operations together with its existing cash and availability of additional borrowings under its Credit Facility will be sufficient to meet the Company's cash requirements in 1999.

         The Company's current ratio, working capital and debt to equity ratio are set forth below for the dates indicated:

                                            December 31, 1998                 December 31, 1997
                                            -----------------                 -----------------
       Current Ratio                              .42:1                             .26:1
       Working Capital deficit                   ($5,448)                         ($27,646)
       Debt to Equity                             .34:1                             3.1:1

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

New Contract

         Effective January 1, 1999, the Company implemented coverage of a full-risk capitated contract with a health plan covering approximately 350,000 members. The Company expects this contract will generate over $10,000 in annual revenues and will become the Company's largest contract. Profitability under this contract will depend upon the Company's ability to manage the utilization of services within the premiums received. An underestimation in the expected utilization of services for this contract could result in a material loss to the Company.

Potential Impact of Year 2000 Computer Issues

         The year 2000 problem is primarily the result of two potential malfunctions that could have an impact on the Company's systems and equipment. The first problem arises due to computers being programmed to use two rather than four digits to define the applicable year. The second problem arises in embedded chips where microchips and microcontrollers have been designed using two rather than four digits to define the applicable year. Certain of the Company's computers, programs, and building infrastructure components (e.g. alarm systems and HVAC systems) are date sensitive and may recognize a date using "00" as the year 1900 rather than the year 2000.

         The Company relies on information technology ("IT") systems and other systems and facilities such as telephones, building access control systems and heating and ventilation equipment ("Embedded Systems") to conduct its business. These systems are potentially vulnerable to year 2000 problems due to their use of date information. The Company also has business relationships with customers and health care providers and other critical vendors who are themselves reliant on IT and Embedded Systems to conduct their businesses.

         State of Readiness. The Company's internal IT systems are largely centralized and consist primarily of purchased software. The Company's IT hardware infrastructure is built mainly around IBM PC compatible servers and desktop systems. The Company's IT software primarily utilizes Microsoft systems including SQL Server, Windows NT, Internet Information Server, Exchange and Office. The Company believes these systems are either compliant or, with soon to be released "service packs" from Microsoft, will be compliant by September 30, 1999. The Company's clinical and claims administration software has been certified by the vendor as being year 2000 compliant. The Company intends to complete testing of this system by June 1999. Year 2000 remediation costs incurred in 1998 were approximately $100 and are estimated at under $250 in 1999.

         External Relationship. The Company also faces the risk that one or more of its critical suppliers or customers ("External Relationships") will not be able to interact with the Company due to the third party's inability to resolve its own year 2000 issues, including those associated with its own External Relationships. The Company has been assessing its External Relationships and risk rating each External Relationship based upon the potential business impact, available alternatives and cost of substitution. The Company is attempting to determine the overall year 2000 readiness of its External Relationships. In the case of significant customers and mission critical suppliers such as banks, telecommunications providers and other utilities and IT vendors, the Company is engaged in discussions with the third parties and is attempting to obtain detailed information as to those parties' year 2000 plans and state of readiness. The Company, however, does not have sufficient information at the current time to predict whether its External Relationships will be year 2000 ready.

         Risks and Contingency/Recovery Planning. If the Company's year 2000 issues were unresolved, it is possible the Company would not have the ability to accurately and timely authorize and process benefits and claims, accurately bill customers, assess claims exposure, determine liquidity requirements, report accurate data to management, stockholders, customers, regulators and others, and would be subject to business interruptions or shutdowns, financial losses, reputational harm, loss of significant customers, increased scrutiny by regulators and litigation related to year 2000 issues. The Company is attempting to limit the potential impact of the year 2000 by monitoring the progress of its own year 2000 project and those of its critical External Relationships and by developing contingency/recovery plans. The Company cannot guarantee that it will be able to resolve all of its year 2000 issues. Any critical unresolved year 2000 issues of the Company or its External Relationships, however, could have a material adverse effect on the Company's results of operations, liquidity or financial condition.

         The Company is developing contingency/recovery plans aimed at maintaining the continuity of critical business functions before and after December 31, 1999. As part of that process, the Company is developing manual work alternatives to automated processes which will be designed to maintain business continuity. These manual alternatives presume, however, that basic infrastructure such as electrical power and telephone service, as well as purchased systems which are advertised to be year 2000 compliant by their manufacturers (primarily IT hardware and software) will remain unaffected by the year 2000 problem.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                                                           Page
                                                                                                           ----
Consolidated Balance Sheets as of December 31, 1998 and December 31, 1997...........................        37
Consolidated Statements of Operations For the Years Ended December 31, 1998, 1997 and 1998..........        38
Consolidated Statements of Changes in Stockholders' Equity For the Years Ended
December 31, 1998, 1997 and 1996....................................................................        39
Consolidated Statements of Cash Flows For the Years Ended December 31, 1998, 1997 and 1996..........        40
Notes to Consolidated Financial Statements..........................................................        41
Report of Independent Accountants...................................................................        61

                                                  INTEGRA, INC.

                                            CONSOLIDATED BALANCE SHEETS
                                     (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                                                                            December 31,
                                                                               -------------------------------------
                               ASSETS                                            1998                        1997
                                                                                 ----                        ----
Current assets:
     Cash and cash equivalents....................................               $2,452                       $2,154
     Accounts receivable, net of allowance for doubtful
        accounts..................................................                  591                        5,939
     Other accounts receivable....................................                  531                        1,455
     Other current assets.........................................                  442                          410
                                                                               --------                     --------
          Total current assets....................................                4,016                        9,958

Property and equipment, net.......................................                1,683                        2,426

Intangible assets and excess cost over fair value
   of net assets acquired, net....................................               10,320                       31,031
Other assets......................................................                   16                          185
                                                                               --------                     --------
                                                                               $ 16,035                     $ 43,600
                                                                               ========                     ========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt............................                 $413                      $13,891
     Accounts payable.............................................                  594                        2,283
     Accrued expenses and other current liabilities...............                8,457                       21,430
                                                                               --------                     --------
          Total current liabilities...............................                9,464                       37,604

Long-term debt....................................................                1,250                          809
Other long-term liabilities.......................................                    3                          128
Deferred income tax liability.....................................                  356                          346
                                                                               --------                     --------
                  Total liabilities...............................               11,073                       38,887
                                                                               --------                     --------

Commitments and contingencies
Stockholders' equity:
     Common stock, $.01 par value, 20,000,000
        shares authorized; issued and outstanding
        10,138,552 in 1998 and 10,029,325 in 1997.................                  101                          100
     Capital in excess of par value...............................               87,508                       86,349
     Accumulated deficit..........................................             (82,642)                     (81,707)
     Deferred compensation........................................                  (5)                         (29)
                                                                               --------                     --------
                  Total stockholders' equity......................                4,962                        4,713
                                                                               --------                     --------
                                                                               $ 16,035                     $ 43,600
                                                                               ========                     ========


   The accompanying notes are an integral part of these financial statements.

                                                   INTEGRA, INC.

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                              (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                          Years Ended December 31,
                                                                             ----------------------------------------------
                                                                                  1998             1997             1996
                                                                                  ----             ----             ----
Net revenues:
      Patient service revenue........................................           $19,201         $59,719           $72,495
      Premium revenue................................................            13,368          10,425             6,232
                                                                             ----------       ---------         ---------
         Total net revenues..........................................            32,569          70,144            78,727
                                                                             ----------       ---------         ---------
Cost of revenues:
      Patient service costs..........................................            15,593          48,383            56,700
      Premium service costs..........................................             7,955           5,819             3,387
                                                                             ----------       ---------         ---------
         Total cost of revenues......................................            23,548          54,202            60,087
                                                                             ----------       ---------         ---------

Gross profit.........................................................             9,021          15,942            18,640
Selling and administrative expenses..................................             6,260          10,447            11,179
Provision for doubtful accounts......................................             1,221           4,226             3,886
Amortization of intangible assets and
      excess cost over fair value of net assets acquired.............               950           2,441             2,301
Writedown of assets..................................................                            38,400
Restructuring and other charges......................................                            20,100            14,100
                                                                             ----------       ---------         ---------
Income (loss) from operations........................................               590         (59,672)          (12,826)
Non-operating expenses:
      Interest expense - related party...............................             1,040
      Interest expense, net..........................................               363           1,444               647
                                                                             ----------       ---------         ---------
Loss before income taxes.............................................              (813)        (61,116)          (13,473)
Provision for income taxes...........................................               122             102               121
                                                                             ----------       ---------         ---------
Net loss.............................................................             $(935)       $(61,218)         $(13,594)
                                                                             ==========       =========         =========
Basic and diluted net loss per common share..........................            $(0.09)         $(6.17)           $(1.39)
                                                                             ==========       =========         =========
Weighted average shares outstanding,
      basic and diluted..............................................        10,104,999       9,921,374         9,786,599
                                                                             ==========       =========         =========

   The accompanying notes are an integral part of these financial statements.

                                                   INTEGRA, INC.

                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                  (IN THOUSANDS)
                                             Common Shares         Capital in
                                          --------------------      excess of      Accumulated        Deferred
                                          Number     Par value      par value        deficit         compensation     Total
                                          ------     ---------      ---------        -------         ------------     -----
Balance at December 31, 1995..........      9,741       $97          $85,612          $(6,895)           $(75)       $78,739
Common stock issued in
   connection with acquisitions.......        122         1              743                                             744
Common stock reversal.................        (40)                      (731)                                           (731)
Amortization of deferred
   compensation.......................                                                                     23             23
Net loss..............................                                                (13,594)                       (13,594)
                                           ------      ----          -------         --------             ---         ------
Balance at December 31, 1996..........      9,823        98           85,624          (20,489)            (52)        65,181
Common stock issued in
   connection with acquisitions.......        206         2              725                                             727
Amortization of deferred
   compensation.......................                                                                     23             23
Net loss..............................                                                (61,218)                       (61,218)
                                           ------      ----          -------         --------             ---         ------
Balance at December 31, 1997..........     10,029       100           86,349          (81,707)            (29)         4,713
Common stock issued in
   connection with acquisitions.......        110         1              279                                             280
Issue of warrant for financing
   guarantee..........................                                   880                                             880
Amortization of deferred
   compensation.......................                                                                     24             24
Net loss..............................                                                   (935)                          (935)
                                           ------      ----          -------         --------             ---         ------
Balance at December 31, 1998..........     10,139      $101          $87,508         $(82,642)            $(5)        $4,962
                                           ======      ====          =======         ========             ===         ======


   The accompanying notes are an integral part of these financial statements.

                                                   INTEGRA, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (DOLLARS IN THOUSANDS)
                                                                                    Years Ended December 31,
                                                                           --------------------------------------------------
                                                                            1998                 1997                 1996
                                                                            ----                 ----                 ----
Cash flows from operating activities:
  Net loss..................................................               $(935)             $(61,218)             $(13,594)
  Adjustments to reconcile net loss to net cash
    provided by operations:
    Depreciation and amortization...........................               1,487                 3,289                 3,309
    Provision for doubtful accounts.........................               1,221                 4,226                 3,886
    Non cash portion of asset write down,
      restructuring and other charges.......................                                    58,500                11,507
    Issue of warrant for financing guarantee................                 880
  Changes in assets and liabilities, net of
    effects of businesses acquired:
    Decrease (increase) in accounts receivable..............                  33                  (657)               (3,989)
    (Increase) decrease in other current assets.............                (284)                  626                  (548)
    (Decrease) increase in accounts payable.................              (1,425)                   87                   739
    (Decrease) increase in accrued expenses and
      other current liabilities.............................              (5,340)               (3,090)                1,829
    (Decrease) increase in other assets and
      other liabilities.....................................                 (36)                   29                  (608)
                                                                         -------                ------              --------

    Net cash (used in) provided by operating activities.....              (4,399)                1,792                 2,531
                                                                         -------                ------              --------

Cash flows from investing activities:
     Payments for acquisition of businesses, net of
       cash acquired of $8 in 1998 and $524 in 1996.........                (491)                                     (4,108)
     Additional payments for businesses acquired
       in prior years.......................................              (4,527)               (2,590)               (6,770)
  Net proceeds from disposition of businesses...............              23,642                   100
  Purchases of property and equipment.......................                (948)               (1,293)               (1,345)
                                                                         -------                ------              --------

    Net cash provided by (used in) investing activities.....              17,676                (3,783)              (12,223)
                                                                         -------                ------              --------

Cash flows from financing activities:
  Proceeds from issuance of notes payable...................               3,950                 6,420                 6,650
  Principal payments on long-term obligations...............             (16,929)               (4,574)               (6,608)
                                                                         -------                ------              --------

    Net cash (used in) provided by financing
      activities............................................             (12,979)                1,846                    42
                                                                         -------                ------              --------

Net increase (decrease) in cash and cash equivalents........                 298                  (145)               (9,650)
Cash and cash equivalents at beginning of period............               2,154                 2,299                11,949
                                                                         -------                ------              --------
Cash and cash equivalents at end of period..................              $2,452                $2,154                $2,299
                                                                         =======                ======              ========
Supplemental disclosures of cash flow
  information:
         Interest paid......................................                $813                $1,403                  $694
                                                                         =======                ======              ========

         Income taxes paid..................................                $137                  $210                  $234
                                                                         =======                ======              ========

   The accompanying notes are an integral part of these financial statements.

                                  INTEGRA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)

NOTE 1 - ORGANIZATION AND OPERATION

         Integra, Inc. ("Integra" or the "Company"), a Delaware corporation, was formed to provide behavioral health services and commenced operations on March 15, 1991. The Company provides managed behavioral health services through full and shared risk arrangements with employers, health plans and managed care organizations to perform behavioral health services on a capitated per member per month basis. In addition, the Company provides an array of managed behavioral health services including: employee assistance programs; third party clinical case management and claims administration. At December 31, 1998, Integra's contract service areas were principally concentrated in Connecticut, Delaware, Maryland, New Jersey, New York, Pennsylvania, Rhode Island, Virginia and Tennessee.

         In December 1997, the Company announced its plans to exit and divest its outpatient provider behavioral health group practice operations. The Company entered into an agreement to sell substantially all of the assets of the outpatient provider behavioral health practice business (the "Sale"), except for practices located in the Western region of the United States which the Company has sold or shut down. The Sale was completed effective May 18, 1998 and resulted in the divestiture by the Company of substantially all the assets and business of the Company's outpatient behavioral health practices. As of December 31, 1997, the outpatient practice business accounted for approximately eighty-four percent (84%) of the assets of the Company (before the impact of the write down of assets and the impact of the restructuring charges) and for the year ended December 31, 1997, approximately eighty-three percent (83%) of the Company's net revenues. As a result of the Sale, the Company is significantly smaller in terms of revenues and assets. The Sale is further described in Note 3 below.

         In July 1998, the Company announced it received approval from its shareholders to change the name of the Company from Apogee, Inc. (AMEX: APG) to Integra, Inc. (AMEX: IGR). The new name reflects the Company's decision to focus on the Integra behavioral managed care operation, which the Company believes is well established and respected in the behavioral health market.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

      The Consolidated Financial Statements include the accounts of the Company and all wholly owned and beneficially owned subsidiaries. All significant intercompany accounts and transactions, including management fees, have been eliminated.

         With regards to the Patient Service and Provider business, because of corporate practice of medicine laws in certain states in which the Company operated, the Company did not own the professional corporations which operated the professional and clinical aspects of the behavioral health provider operations in those states, but instead had the contractual right to designate, at its sole discretion and at any time, the licensed professional who was the owner of the capital stock of the professional corporation at a nominal cost ("Nominee Arrangements"). In addition, the Company entered into exclusive long-term management services agreements ("Management Services Agreements") with the professional corporations. Through the Management Services Agreements, the Company had exclusive authority over decision making relating to all major ongoing operations of the underlying professional corporations with the exception of the professional aspects of the practice of psychiatry, psychology and other professional behavioral healthcare services as required by certain state laws. Under the Management Services Agreements, the Company established annual operating and capital budgets for the professional corporations and compensation guidelines for the clinical professionals. The Management Services Agreements generally had initial terms of ten years or greater. The method of computing the management fees varied by contract. Management fees were based on either (i) billings of the affiliated practice less the amounts necessary to pay professional compensation and other professional expenses or (ii) a license fee per location, reimbursement of direct costs, reimbursement of marketing costs plus a markup, and a flat administrative fee or (iii) a percentage of gross receipts of the affiliated practice. In all cases, these fees were meant to compensate the Company for expenses incurred in providing covered services plus a profit. These interests are unilaterally saleable and transferable by the Company and fluctuated based upon the actual performance of the operations of the professional corporations.

         Through the Nominee Arrangements, the Company had a significant long-term financial interest in the affiliated practices and, therefore, according to Emerging Issues Task Force No. 97-2 "Application of FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, and APB Opinion No. 16, Business Combinations, to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangement", the Company consolidated the results of the affiliated practices with those of the Company. Because the Company must present consolidated financial statements, net revenues are presented in the accompanying Consolidated Statements of Operations. With the Sale and exit of the Company's provider operations in 1998, the Company has either transferred its rights, under the Management Services Agreements or intends to terminate these relationships.

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

Revenue recognition

         Patient service revenue is reported when earned at the time of service at the estimated amounts to be realized through payments from patients, third party payors and others for services rendered. Third party reimbursement is initially billed at "usual, customary and reasonable" market rates. When recorded, aggregated billings are adjusted to reflect the estimated amounts realizable from third party payors based on the Company's historical experience and contractual rates established with the payors. Patient service revenue represents billings of the Company's provider operations.

         Premium revenue pertains to the Company's managed behavioral healthcare operation and is primarily generated by capitated managed behavioral health and employee assistance programs. The fees are defined by contract and are primarily calculated on a fixed per-member per-month fee. Capitated revenues are recorded in the month for which the member is entitled to services (see Note 13 below).

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

                  Furniture and fixtures................................    5 to 7 years
                  Office equipment......................................    3 to 5 years
                  Computer hardware and software........................    3 to 5 years

Long lived and intangible assets

         Identifiable assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective fair values. Deferred taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed. The excess of the purchase price over the fair value of tangible net assets acquired is amortized on a straight-line basis over the estimated useful life of the intangible assets. Allocation of intangible assets between identifiable intangibles and goodwill was performed by Company management with the assistance of independent appraisers. Intangible assets other than goodwill include patient lists and covenants not to compete which are amortized over one and five years, respectively. In light of the repositioning of the Company as a managed behavioral healthcare company and continuing changes in the managed healthcare industry, the Company changed its estimated useful life for the excess of cost over fair value of assets acquired to 25 years in 1997. Prior to this change, the Company amortized the excess of cost over fair value of assets required over 40 years.

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

         If the expected future cash flows (undiscounted) are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. When appropriate, in estimating future cash flows for determining whether an asset is impaired, and in measuring assets that are impaired, assets are grouped by geographic region.

Financial instruments

         The carrying value of cash and cash equivalents, accounts receivable and payable and accrued liabilities approximates fair value due to the short-term maturities of these assets and liabilities.

Medical claims payable

         Medical claims payable represents the liability for healthcare services authorized or incurred and not yet paid by the Company's managed care business. Medical claims payable are estimated based upon authorized healthcare services, past claim payment experience for member groups, patient census data and other factors. While the Company believes the liability for medical claims payable is adequate, actual results could differ from such estimates.

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

Earnings per share

         The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which establishes new standards for computing and presenting earnings per share by replacing the presentations of weighted shares outstanding, inclusive of common stock equivalents, with a dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the dilutive effect of all stock options, shares contingently payable in connection with certain acquisitions and convertible debentures. All prior period earnings per share information has been restated in accordance with SFAS 128. The computation of dilutive earnings per share excludes approximately 678,000, 212,000 and 205,000 for 1998, 1997 and 1996, respectively, of common stock equivalents because their inclusion would have been anti-dilutive in the periods presented.

NOTE 3 - SALE OF OUTPATIENT BUSINESS TO PSYCHPARTNERS, LLC

         On December 26, 1997, the Company entered into an agreement of Purchase and Sale (the "Purchase Agreement") with PsychPartners MidAtlantic, Inc., PsychPartners, Inc., and PsychPartners, LLC (collectively "PsychPartners" or the "Purchasers"). Pursuant to the Purchase Agreement, the Company sold to the Purchasers substantially all of the assets and business of the Company's outpatient behavioral health provider business, which consisted of (i) all of the capital stock of one of the subsidiaries of the Company (the "Subsidiary Stock") operating two outpatient behavioral health practices and (ii) substantially all of the assets (the "Assets") relating to 19 of the Company's outpatient behavioral health practices (the 21 practices are collectively, the "Practices").

         On May 14, 1998, at a Special Meeting of the Shareholders of the Company, the shareholders approved and adopted the terms of the Purchase Agreement with PsychPartners. Effective on May 18, 1998, the Company completed the Sale. The purchase price paid at closing consisted of: (a) $26,400 in cash,
(b) a warrant contingently issuable to purchase 230,000 Common Units of PsychPartners, L.L.C. at a purchase price of $.05 per Common Unit (the "Warrant") and (c) the assumption of certain liabilities. The purchase price is subject to adjustment if the cash, accounts receivable, deposits and prepaid expenses of the Practices are less than the liabilities and future contingent payment obligations of Practices. The Company believes it has appropriately reserved for any potential purchase price adjustment.

         The Warrant entitles the Company to purchase 230,000 Common Units of PsychPartners during the five (5) year period following the Closing Date. The ability of the Company to exercise the Warrant is contingent on the achievement of certain future operating profit thresholds of two of the Practices during a one-year period after the closing of the Sale as defined in the agreement. The Company will not assign a value to the Warrant until the contingency is resolved. Neither the Warrant nor the Common Units underlying the Warrant have been registered under the Securities Act of 1933, as amended, and the Warrant does not provide for either the Warrant or the Common Units to be registered by PsychPartners.

         Based on the fair market value established by the Purchase Agreement, the Company recorded a charge of $38,400 in 1997 to write down the carrying amounts of these businesses to their estimated fair value less cost to sell. Net revenues for all the Company's outpatient group practices, including Western region practices, were approximately $19,201, $58,056 and $61,237 and loss from operations including an allocated amount of corporate overhead was approximately ($850), ($2,696) and ($783) in 1998, 1997 and 1996, respectively, excluding the above write down of assets and restructuring and other charges.

         At December 31, 1998, the Company had approximately $1,070 of accrued liabilities pertaining to business sold to PsychPartners. This amount was included as a component of the above write down of assets recorded in 1997. These reserves pertain primarily to remaining earnout obligations which are the responsibility of the Company under the Purchase Agreement.

NOTE 4 - LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998, the Company had a working capital deficit of $5,448. This deficit is primarily attributable to accrued liabilities of $5,489 which pertain to the Company's Sale and exit of the outpatient provider behavioral group practice business and reserves established for long-term care and other provider billing matters. The remainder of the Company's accrued liabilities are operating in nature.

         As further discussed in Note 9, the Company has established a credit facility with PNC Bank. At December 31, 1998, borrowing availability under this facility was approximately $7,000. If necessary, the Company would use its Credit Facility to fund working capital requirements.

         As a result of the above, the Company believes that the cash flow generated by the Company's operations, together with its existing cash and availability of additional borrowings under its Credit Facility will be sufficient to meet the Company's cash requirements in 1999.

NOTE 5 - RECEIVABLES AND THIRD PARTY REIMBURSEMENTS

         Accounts receivable consist of the following:

                                                                                          December 31,
                                                                                 ------------------------------
                                                                                    1998                1997
                                                                                    ----                 ----
         Patient accounts receivable, net of contractual allowances........                            $12,531
         Premium revenue receivables.......................................         $664                   756
                                                                                    ----                   ---
                                                                                     664                13,287
         Less: Allowance for doubtful accounts.............................           73                 7,348
                                                                                    ----               -------

                                                                                    $591               $ 5,939
                                                                                    ====               =======


         The Company's patient service and provider operations were primarily reimbursed by third party payors, including Medicare, Medicaid, managed care organizations and commercial insurance companies. Approximately 6%, 7% and 16% of the Company's net revenues for 1998, 1997 and 1996, respectively, were directly billed to Medicare which is subject to federal regulation. The Company believes the allowance for doubtful accounts is adequately estimated based on its ongoing review of collectibility.

         At December 31, 1997, the above amounts include $1,818 in net billings for which payments have been suspended. The Company has established a full allowance for their receivables which were generated by Patient Service and Provider operations. At December 31, 1998, all receivable balances pertaining to the Patient Service and Provider businesses have either been sold as part of a disposition, collected or written off.

NOTE 6 - BUSINESS ACQUISITIONS

         During 1998 and 1996, the Company acquired one and six businesses, respectively. No businesses were acquired during 1997. These acquisitions have been accounted for using the purchase method of accounting. The results of operations of the acquired practices are included in the Consolidated Financial Statements from the respective dates of acquisition.

         The following unaudited pro forma consolidated results of operations of the Company, including restructuring and other charges, give effect to the 1998 acquisition as if it had occurred on January 1, 1997:

                                                                 Year Ended                      Year Ended
                                                                 December 31,                   December 31,
                                                                     1998                            1997
                                                                 -----------                     -----------
                                                                 (Unaudited)                     (Unaudited)
Net revenues............................................            $33,154                        $70,924
Income (loss) from operations...........................                719                        (59,461)
Net loss................................................               (819)                       (61,024)
Net loss per common share...............................             ($0.08)                        ($6.15)

         The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been made as of the beginning of the respective periods or of the results which may occur in the future.

         Information with respect to businesses acquired are as follows:

                                                                                             Years Ended December 31,
                                                                                            ---------------------------
                                                                                                   1998         1996
                                                                                                   ----         ----
Cash paid (net of cash acquired)....................................................               $491       $4,108
Common stock issued.................................................................                             191
Subordinated promissory notes issued................................................                           1,205
                                                                                                   ----       ------
                                                                                                    491        5,504
Liabilities assumed.................................................................                108          819
                                                                                                   ----       ------
                                                                                                    599        6,323
Fair value of assets acquired, principally accounts receivable, property
   and equipment and certain identified intangible assets...........................                147          630
                                                                                                   ----       ------

             Cost in excess of fair value of net assets acquired....................               $452       $5,693
                                                                                                   ====       ======

         In connection with certain acquisitions, the Company has entered into contractual arrangements whereby additional shares of the Company's common stock and cash may be issued to former owners of acquired companies upon attainment of specified financial criteria (i.e. contingent consideration) over periods of two to four years as set forth in the respective agreements. The number of shares of common stock to be issued cannot be determined until the earn-out periods expire and the attainment of criteria is established. If such criteria are attained, but not exceeded, the Company will be obligated to make cash payments. Under the terms of the Purchase and Sale Agreement with PsychPartners, the Company's obligation for contingent consideration for periods subsequent to the closing date for the practices acquired was assumed by PsychPartners. The Company has accrued approximately $400 for additional earnouts but otherwise has no material earnout obligations remaining at December 31, 1998.

         The Company paid $4,527, $2,590 and $2,829 in cash and issued 109,227, 206,755 and 86,408 shares of common stock in 1998, 1997 and 1996, respectively, in connection with businesses acquired in prior years. This consideration was accounted for as additional goodwill.

NOTE 7- PROPERTY AND EQUIPMENT

                                                                                                       December 31,
                                                                                                 ----------------------
                                                                                                   1998            1997
                                                                                                   ----            ----
         Furniture, fixtures and equipment................................                       $2,516          $3,679
         Less: Accumulated depreciation...................................                          833           1,253
                                                                                                 ------          ------
                                                                                                 $1,683          $2,426
                                                                                                 ======          ======



         Depreciation expense was $537, $848 and $1,008 for 1998, 1997 and 1996, respectively.

NOTE 8 - INTANGIBLE ASSETS

                                                                                                       December 31,
                                                                                                -----------------------
                                                                                                   1998            1997
                                                                                                   ----            ----
           Excess cost over fair value of net assets acquired................                   $11,484         $36,044
           Patient lists.....................................................                                        75
           Covenants not to compete..........................................                        39             364
                                                                                                -------         -------
                                                                                                 11,523          36,483
           Less: Accumulated amortization....................................                     1,203           5,452
                                                                                                -------         -------
                                                                                                $10,320         $31,031
                                                                                                =======         =======

NOTE 9 - BORROWINGS


Note payable to bank

         In October 1998, the Company entered into an agreement with PNC Bank, National Association ("PNC Bank") to establish a revolving Credit Facility ("Credit Facility") for up to a maximum of $10,000. Borrowings availability under this Credit Facility are primarily based on the Company's earnings before interest, income taxes, depreciation and amortization, subject to various financial and non-financial covenants; and secured by substantially all of the assets of the Company. Borrowings under this facility bear a variable rate of interest ranging between PNC Bank's prime rate plus 0.25% to 1.0% or LIBOR plus 1.75% to 2.50%. The weighted average interest rate on outstanding borrowings at December 31, 1998 was 8.0%. The proceeds of this Credit Facility are available for future acquisitions, working capital and general corporate purposes. In May 1998, the Company repaid all outstanding borrowings under its previous credit facility with PNC Bank. Upon repayment, that facility was terminated.

Long-term debt

                                                                      December 31,
                                                               -------------------------
                                                                1998               1997
                                                                ----               ----
5.0% - 9.0% subordinated promissory notes issued in
   connection with business acquisitions, payable
   through 2000........................................        $  413             $ 2,624

Current revolving Credit Facility (prime rate plus
   1.0% or LIBOR plus 2.5% expiring October 2000)......         1,250

Prior revolving Credit Facility (prime rate plus 1.0%
   or LIBOR plus 2.85% expired May 1998)...............                            12,070

Various installment loans payable through October
   1998, interest rates from 7.0% to 9.5%..............                                 6
                                                               ------             -------
                                                                1,663              14,700
         Less: Amounts due within one year.............           413              13,891
                                                               ------             -------
                                                               $1,250             $   809
                                                               ======             =======
Minimum repayments of long-term debt are:
         1999..........................................        $  413
         2000..........................................         1,250
                                                               ------
                                                               $1,663
                                                               ======

         The carrying amount of the Company's borrowings under its long-term revolving credit facility approximates fair value. Based on the borrowing rates currently available to the Company for loans with similar terms and maturity, the fair value of the Company's remaining debt at December 31, 1998 and 1997 was $407 and $2,571, respectively.

NOTE 10 - INCOME TAXES

         The components of the provision for income tax expense for 1998, 1997 and 1996 are as follows:

                                                                                          Years Ended December 31,
                                                                                    ----------------------------------
                                                                                     1998            1997         1996
                                                                                     ----            ----         ----
Current:
         Federal..................................................................                   ($56)        $204
         State....................................................................    $122            158          135
                                                                                      ----           ----         ----
                                                                                       122            102          339
                                                                                      ----           ----         ----
Deferred:
         Federal..................................................................                                (169)
         State....................................................................                                 (49)
                                                                                      ----           ----         ----
                                                                                                                  (218)
                                                                                      ----           ----         ----
                                                                                      $122           $102         $121
                                                                                      ====           ====         ====


Deferred tax assets (liabilities) comprise the following:

                                                                                             December 31,
                                                                                       -----------------------
                                                                                         1998           1997
                                                                                         ----           ----
Net operating loss carry forwards.........................................             $14,661          $3,950
Accruals and reserves not currently deductible for tax purposes...........               2,811           1,073
Restructuring reserve.....................................................                 568          14,097
                                                                                       -------         -------
Gross deferred tax assets.................................................              18,040          19,120
Valuation reserve.........................................................             (17,098)        (16,349)
                                                                                       -------         -------
Total deferred tax assets.................................................                 942           2,771
Temporary differences pertaining to amortization and depreciation.........              (1,298)         (3,117)
                                                                                       -------         -------
Net deferred tax liabilities..............................................               ($356)          ($346)
                                                                                       =======         =======

           The reconciliation of the federal statutory tax rate to the effective tax rate is as follows:

                                                                                          Years Ended December 31,
                                                                                   --------------------------------------
                                                                                   1998             1997             1996
                                                                                   ----             ----             ----
Federal statutory tax rate................................................         (34)%             (34)%            (34)%
State income taxes, less related federal tax benefit......................          10                (2)              (4)
Non-deductible amortization of excess cost over fair value of net assets
  acquired................................................................           9                                  2
Business expense disallowance.............................................           1                                  2
Non-deductible portion of restructuring charge............................                            16               10
Loss for which no tax benefit was provided................................          29                20               25
                                                                                    --                --               --
                                                                                    15%                0%               1%
                                                                                    ==                ==               ==

         At December 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $36,000. Their use is limited to future taxable earnings of the Company and, as specified in the Internal Revenue Code, use of certain of the net operating loss carryforwards is limited as they were acquired by the Company in a purchase of the stock of other companies. The carryforwards expire in varying amounts through 2013. A valuation reserve has been established against the potential future benefit of the net operating loss carryforwards.

NOTE 11 - RESTRUCTURING AND OTHER CHARGES

                                                                                     Years Ended December 31,
                                                                                     ------------------------
                                                                                       1997           1996
                                                                                       ----           ----
         Restructuring charges...............................................         $14,200        $9,650
         Long-term care and provider billing reserves........................           5,900         4,450
                                                                                      -------       -------
                                                                                      $20,100       $14,100
                                                                                      =======       =======

Restructuring charges

         In December 1997, the Company recorded a provision for restructuring pertaining to the Company's decision to divest the outpatient provider group practice operations which were not sold to PsychPartners and to reorganize corporate office functions to reflect the exit of the outpatient provider business. The write down of assets included a goodwill impairment charge of $10,287 associated with the operations the Company exited. The remainder of the write down of assets consisted primarily of fixed assets related to the discontinued operations. Contract termination costs pertain primarily to accrued costs for lease termination and storage of clinical records. Employee severance costs include the accumulation of benefits set forth in the Company's severance policy which were paid to approximately 200 of the Company's employees who were terminated as a result of the restructuring plan. The primary employee groups affected included clinical and administrative personnel at Western region clinic locations and regional and corporate staff. The Company's restructuring plan was substantially completed in 1998.

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

         The following summarizes the Company's restructuring activity:

                                                                                   Restructure                       Restructure
                               1996              1997             Amounts           Balance at         Amounts        Balance at
                           Restructuring     Restructuring      Utilized in        December 31,       Utilized        December 31,
                             Provision         Provision        1996 & 1997            1997            in 1998            1998
                           -------------     -------------      -----------        ------------       --------        ------------
Write-down of assets...        $7,975            $11,622           $19,349              $248             $248
Contract
  termination costs....           985              2,253             1,314             2,593            1,249            $1,344
Employee severance
  costs................           690                325             1,021               377              300                77
                               ------            -------           -------            ------           ------            ------
                               $9,650            $14,200           $21,684            $3,218           $1,797            $1,421
                               ======            =======           =======            ======           ======            ======

Long-term care and provider billing reserves

         During 1996, the Company established a $1,300 reserve in connection with the notification by the Office of the Inspector General of the Department of Health and Human Services ("OIG") and the Department of Justice ("DOJ") that certain of the Company's Medicare Part B and related co-insurance billings previously submitted for services to Medicare patients in long-term care facilities in Florida were being reviewed. The Company reached a tentative agreement to settle this civil matter for $3,000 in December 1997. Accordingly, the Company recorded an additional reserve of $1,700 at December 31, 1997. The Company also reserved $1,400 against the suspended accounts receivable with the Florida Intermediary. In October 1998, the Company executed a final settlement agreement with the OIG and DOJ, which resolved all of the claims against the Company relating to this matter. The terms of this settlement included a repayment of approximately $3,000.

         In March 1998, the Company received notification that the Medicare Intermediary in California completed a post payment medical review of billings previously submitted and paid between 1990 and 1994. Based on the results of their review, the Intermediary has requested a refund of approximately $1,200. Services were denied primarily on the basis of medical necessity and incomplete documentation. The Company has requested an administrative hearing to appeal the Intermediary's decision. At December 31, 1997, the Company fully reserved the above amount. In addition, the Company has recorded a reserve of $1,600 for other potential exposures pertaining to provider billing and long-term care services.

         During 1996, both the Florida and California Medicare Part B Intermediaries adopted new payment review procedures for behavioral health services performed in long-term care facilities. The Company, both individually and in conjunction with coalitions of behavioral healthcare providers, requested additional training and guidance on the revised payment review standards. The Company believes it was unable to obtain adequate training and guidance on the new standards despite the fact the Intermediaries were applying the new review standards to the claims submitted by the Company. As further described above, in the fourth quarter of 1996 the Company elected to discontinue its long-term care operations. Concurrent with the exit of long-term care at December 31, 1996, the Company has established a $3,150 reserve for denied claims, potential refunds, and accounts receivable which the Company believed were impaired as a result of the restructuring plan.

         In April 1998, the Company received notice that the Office of the Attorney General of New York State ("the State") was conducting an audit of the New York Medicaid billings of one of the outpatient provider operations with which it had an Administrative Services Agreement. The State is investigating whether the Company may have any liability arising from the operation of, and its relationship with, that provider. In October 1998 the Company terminated its relationship with that provider. In February 1999, the Company received a letter from the State indicating that this matter could be settled by the Company by refunding all Medicaid monies paid to the outpatient operation during the Company's relationship with the practice. Payments received by this practice during this period were approximately $2,000. The Company believes the State's proposed settlement amount is inconsistent with the Company's involvement with this practice under the Administrative Services Agreement and intends to continue aggressively pursuing a resolution of this matter with the State.

         Although management believes that established reserves for the above matters are sufficient, it is possible that the final resolution of these matters may exceed the established reserves by an amount which could be material to the Company's results of operations. Due to the nature of these matters the Company cannot predict when these matters will be resolved. The Company does not believe the ultimate outcome of these matters will have a material adverse effect on the Company's overall financial condition, liquidity or operations.

NOTE 12 - SEGMENT REPORTING

         Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"), was adopted by the Company for 1998. This standard requires disclosure of segment information on the same basis used internally for evaluating segment performance and deciding how to allocate resources to segments. The

Company's operating segments are organized by product line. For purposes of SFAS No. 131, these have been aggregated into two segments: Managed Behavioral Healthcare and Patient Service and Provider.

         As further explained in Notes 1 and 3 above, the Company has exited all business lines except for managed behavioral healthcare. The strategic decision to exit the patient service and provider segment was made by the Company's Board of Directors in December 1997 and was substantially completed during 1998. Segment information for the Patient Service and Provider business unit in 1998 reflect the results of these operations essentially through the date of the Sale to PsychPartners in May 1998. The Company has no remaining Patient Service and Provider businesses in operation at December 31, 1998.

         The Company's continuing Managed Behavioral Healthcare segment provides managed behavioral healthcare services through full and shared risk arrangements with employers, health plans and managed care organizations. The Company's revenues are primarily generated through capitated contracts. See Note 13 for additional explanation of these contracts. Revenues are generated entirely in the United States. Approximately 58% of this segment's revenues were generated by seven (7) customers. The Company believes this concentration of revenue over a small customer base is fairly consistent with industry trends.

         In general, the accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies. The Company evaluates the performance of its segments based on profit or loss from operations before interest and income tax expense. The Company does not allocate corporate expenses, interest income/expense and non-recurring charges such as restructuring and asset writedowns for management reporting purposes. Unallocated assets consist principally of cash and cash equivalents, other accounts receivables and other assets.

                                                     Managed          Patient
                                                    Behavioral      Service and
                                                    Healthcare       Provider         Corporate      Other        Total
                                                    ----------       --------         ---------      -----        -----
1998
----
Net revenues..............................            $13,368          $19,201                                  $32,569
Depreciation and amortization.............                871              616                                    1,487
Income (loss) from operations.............              2,632              400       $(2,442)                       590
Assets....................................             12,594                           3,441                    16,035



                                                     Managed          Patient
                                                    Behavioral      Service and
                                                    Healthcare       Provider         Corporate      Other        Total
                                                    ----------       --------         ---------      -----        -----
1997
----
Net revenues..............................           $10,425         $59,719                                     $70,144
Depreciation and amortization.............               525           2,566           $198                        3,289
Income (loss) from operations.............             2,536             536         (4,244)       $(58,500)     (59,672)
Assets....................................            11,624          27,226          4,750                       43,600

                                               Managed          Patient
                                              Behavioral      Service and
                                              Healthcare       Provider        Corporate      Other         Total
                                              ----------       --------        ---------      -----         -----
1996
----
Net revenues............................        $6,232          $72,495                                    $78,727
Depreciation and amortization...........           347            2,523           $439                       3,309
Income (loss) from operations...........         1,795            4,489        $(5,010)      $(14,100)     (12,826)
Assets..................................         9,193           81,501          7,089                      97,783


NOTE 13 - COMMITMENTS AND CONTINGENCIES

Operating leases

         The Company leases office and patient care facilities as well as equipment under noncancellable operating leases which require future minimum annual rentals as follows:


                                          Managed Behavioral
                                              Healthcare
                                                Segment                        Other                    Total
                                          ------------------                   -----                    -----
         1999.................                    $420                         $327                       $747
         2000.................                     269                          247                        516
         2001.................                                                  105                        105
                                                  ----                         ----                     ------
                                                  $689                         $679                     $1,368
                                                  ====                         ====                     ======


         The Other lease obligations pertain to clinics and locations shut down and exited for which the Company is currently in the process of negotiating subleases or buyouts for these locations. In connection with the Sale to PsychPartners, lease obligations associated with the clinics sold were assumed by PsychPartners. The Company has obtained assignments from the landlords for most of these locations. In certain cases, Integra is still contingently liable in the event of default by PsychPartners. Under the Agreement of Purchase and Sale, Integra is indemnified by PsychPartners for these obligations.

         Certain of the leases contain renewal options and escalation clauses which require payments of additional rent to the extent of increases in related operating costs. Rent expense was $1,540, $3,695 and $3,800 for the years ended December 31, 1998, 1997 and 1996, respectively.

Capitated contracts

         The Company has a portfolio of agreements with managed care organizations and corporations to provide inpatient and outpatient behavioral health services. Revenues are primarily generated by capitated managed behavioral health and employee assistance programs. The fees are defined by contract and are primarily calculated on a fixed per member per month fee. Revenues under these contracts are recorded in the month for which the member is entitled to services. Generally, these membership contracts are on a one to three year basis subject to cancellation by either party without cause at any time with thirty to ninety days written notice. Integra's Managed Care segment had approximately 800,000, 600,000 and 425,000 covered lives at December 31, 1998, 1997 and 1996, respectively. Premium revenues in the Company's Managed Behavioral Healthcare segment were approximately 41%, 15% and 8% of the Company's total net revenues in 1998, 1997 and 1996, respectively.

         The Company estimates the cost of providing services under these agreements, including a reserve for services incurred, but not reported, based upon authorized services, past claim payment experience for member groups patient census data and other factors. The Company typically does not subcapitate the risk of providing services under these contracts, but arranges discounted fee-for-service rates with independent inpatient and outpatient behavioral health providers, which the Company manages.

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

         Effective January 1, 1999, the Company implemented coverage of a full-risk capitated contract with a health plan covering approximately 350,000 members. Profitability under this contract will depend upon the Company's ability to manage the utilization of services within the premiums received. An underestimation in the expected utilization of services for this contract could result in a material loss to the Company.

NOTE 14 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                                                                      December 31,
                                                                                             -----------------------------
                                                                                              1998                   1997
                                                                                              ----                   ----
                  Clinician fees and medical claims.......................                   $1,359                 $3,291
                  Acquisition and sale related costs......................                    1,070                  5,006
                  Salaries and vacation...................................                      614                  1,507
                  Restructuring costs.....................................                    1,421                  3,218
                  Long-term care and provider billing reserves............                    3,018                  5,800
                  Other...................................................                      975                  2,608
                                                                                             ------                -------
                                                                                             $8,457                $21,430
                                                                                             ======                =======

         Acquisition related costs pertain to consideration payable to former owners of acquired businesses based upon the resolution of purchase price contingencies.

NOTE 15 - MANDATORILY REDEEMABLE PREFERRED STOCK

         The Company's Board of Directors may, without further action of the Company's stockholders, direct the issuance of shares of redeemable preferred stock. Satisfaction of dividend preferences on preferred stock would reduce the amount of funds available for the payment of dividends on the Company's common stock. Holders of preferred stock would be entitled to preference payments in the event of any liquidation, dissolution or winding-up of the Company. At December 31, 1998, 10,000 of such shares were authorized and none were issued.

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

         The following summarizes the activity of the stock option plan:

                                                                                      Years Ended December 31,
                                                                     --------------------------------------------------------
                                                                           1998                 1997                 1996
                                                                           ----                 ----                 ----
Options:
     Outstanding at beginning of year...........................          151,950               157,170             83,875
     Granted....................................................          217,500               101,000            104,350
     Exercised..................................................               --                    --                200
     Canceled...................................................           91,450               106,220             30,855
                                                                           ------               -------            -------
     Outstanding at end of year.................................          278,000               151,950            157,170
                                                                          =======               =======            =======

Option Price Per Share Ranges:
     Outstanding at beginning of year...........................     $3.25-$14.75             $4.25-$14.75      $12.25-$14.75
     Granted....................................................      $1.88-$2.25              $3.25-$4.13        $4.25-$4.75
     Exercised..................................................               --                       --              $4.75
     Outstanding at end of year.................................     $1.88-$12.25             $3.25-$14.75       $4.25-$14.75
     Options exercisable at end of year.........................           78,600                   55,520             54,304
     Exercisable option price ranges.............................    $1.88-$12.25             $3.25-$14.75       $4.25-$14.75
     Options available for grant at end of year
         under the 1994 Stock Option Plan.......................          122,000                  247,700            242,480

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

                                                                                 Years Ended December 31,
                                                                           -----------------------------------
                                                                           1998            1997           1996
                                                                           ----            ----           ----
Increase to:
     Net loss...................................................           $ 59             $127           $112
     Net loss per share.........................................           $.01             $.01           $.01
Assumptions:
     Expected life (years)......................................            4.0              4.0            4.0
     Risk-free interest rate....................................            4.7%             6.5%           6.3%
     Volatility.................................................           34.0%            37.0%          40.0%
     Dividend yield.............................................            N/A              N/A            N/A

         The weighted average fair value of the stock options, calculated using the Black-Scholes option pricing model, granted in 1998, 1997 and 1996 were $0.75, $1.56 and $1.78 respectively.

Retirement Plan

         The Company has a defined contribution 401(k) plan covering substantially all of its employees. In general, eligible employees may contribute up to 6% of their compensation to this plan. Employee contributions are matched at the rate of 15% and Company matching contributions were $96, $136 and $115 for 1998, 1997 and 1996, respectively.

NOTE 17 - RELATED PARTY TRANSACTIONS

         Commencing July 1993, the Company leased space from an affiliated entity. The rent under this lease is equal to the amount paid by the affiliated party under the leasehold agreement and was $128, $129 and $168 for 1998, 1997 and 1996 respectively. In addition, the Company provides services under an Employee Assistance Plan to an affiliated entity. The revenues from this contract were $560, $526 and $460 in 1998, 1997 and 1996, respectively.

         In order to provide for additional financing if the Sale did not occur, the Company entered into an agreement with certain investment partnerships (the "Investment Partnerships"), which are significant stockholders of the Company and are managed by Foster Management Company, an affiliated party, to obtain their commitment to guarantee an additional $7,000 of financing. This additional financing amount represented the Company's estimated additional cash needs during 1998 for contingent payments, seller notes and restructure related activities.

         Under the terms of the agreement, in return for their guarantee the Investment Partnerships were to receive the following: (i) a commitment fee of 2% of the guaranteed amount; (ii) a draw down fee of 2% on Bank borrowings in excess of $15,000; (iii) an unused commitment fee of 1/2% per annum; and (iv) warrants to purchase 400,000 shares of common stock of the Company at a price of $0.05 per share (the "Integra Warrant") or, in the event the

Sale was not consummated, a transaction fee of $3,500 payable on April 30, 1999. With the Sale completed, the cost to the Company of this guarantee was $1,020 of which $140 was paid in cash to the Investment Partnerships. The remaining portion represents a non-cash charge of approximately $880, which is the difference between the exercise price of the Integra Warrant and the fair market value of the underlying common stock of the Company on the closing date of the Sale to PsychPartners. These charges have been recorded as interest expense in the Company's results of operations for the year ended December 31, 1998.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of Integra, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14(a)(1) on page 63 present fairly, in all material respects, the financial position of Integra, Inc. and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP


Philadelphia, PA
March 23, 1999

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of this Report:

                  1. Financial Statements

                                   Description                                            Page
                                   -----------                                            ----
Consolidated Balance Sheets as of December 31, 1998 and December 31, 1997...               37
Consolidated Statements of Operations for the Years Ended December 31,
     1998, 1997 and 1996....................................................               38
Consolidated Statements of Changes in Stockholders' Equity for the Years
     Ended December 31, 1998, 1997 and 1996.................................               39
Consolidated Statements of Cash Flows for the Years Ended December 31,
     1998, 1997 and 1996....................................................               40
Notes to Consolidated Financial Statements..................................               41
Report of Independent Accountants.............................................             61

                  2. Financial Statement Schedule

                                                                                          Page
                                                                                          ----
Schedule II Valuation and Qualifying Accounts.................................             67

                  3. Exhibit

     The exhibits required to be filed as part of this Annual Report on Form
         10-K are contained in the attached Index to Exhibits.


         (b) Current Reports on Form 8-K:

                  None.

         (c) Exhibits required by Item 601 of Regulation S-K:

         Exhibits required to be filed by the Company pursuant to Item 601 of Regulation S-K are contained in Exhibits listed in response to Item 14(a)(3), and are incorporated herein by reference.

                                POWER OF ATTORNEY

                  The registrant and each person whose signature appears below hereby appoint, Lawrence M. Davies, Eric E. Anderson, Ph.D. and Mark D. Gibson as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  March 29, 1999                            INTEGRA, INC.


                                              By: /s/ LAWRENCE M. DAVIES
                                                  -----------------------
                                                  Lawrence M. Davies
                                                  Chief Executive Officer


                  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Dated:  March 29, 1999                       /s/ LAWRENCE M. DAVIES
                                             ----------------------
                                             Lawrence M. Davies
                                             Chief Executive Officer
                                             and Director


Dated:  March 29, 1999                       /s/ JOHN H. FOSTER
                                             ------------------
                                             John H. Foster
                                             Chairman of the Board
                                             and Director

Dated:  March 29, 1999                       /s/ ERIC E. ANDERSON, PH.D.
                                             ----------------------------------
                                             Eric E. Anderson, Ph.D.
                                             President, Chief Operating Officer
                                             and Director


Dated:  March 29, 1999                       /s/ MARK D. GIBSON
                                             ----------------------------------
                                             Mark D. Gibson
                                             Chief Financial Officer,
                                             Treasurer and Secretary


Dated:  March 29, 1999                       /s/ HARVEY V. FINEBERG, M.D.
                                             ----------------------------------
                                             Harvey V. Fineberg, M.D.
                                             Director


Dated:  March 29, 1999                       /s/ TIMOTHY E. FOSTER
                                             ----------------------------------
                                             Timothy E. Foster
                                             Director


Dated:  March 29, 1999                       /s/ IRWIN LEHRHOFF, PH.D.
                                             ----------------------------------
                                             Irwin Lehrhoff, Ph.D.
                                             Director


Dated:  March 29, 1999                       /s/ R. BRUCE MOSBACHER
                                             ----------------------------------
                                             R. Bruce Mosbacher
                                             Director


Dated:  March 29, 1999                       /s/ SHAWKAT RASLAN
                                             ----------------------------------
                                             Shawkat Raslan
                                             Director

Accountants Report on Schedules



None.

                                   SCHEDULE II

                                  INTEGRA, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                                    Additions
                                                     Balance at     Additions      Charged to                       Balance at
                                                     Beginning      Charged to        Other                             End
Description                                          of Period     Expenses(C)     Accounts(B)     Deductions(A)     of Period
                                                    -----------    -----------     -----------     -------------    ----------
Year ended December 31, 1998:
    Allowance for doubtful accounts...............     $7,348         1,221            --              8,496            $73
Year ended December 31, 1997:
    Allowance for doubtful accounts...............     $9,306         4,226            --              6,184           $7,348
Year ended December 31, 1996:
    Allowance for doubtful accounts...............     $8,052         6,586            200             5,532           $9,306



(A) Write off of accounts deemed uncollectible including balances sold.

(B) Represents the allowances for doubtful accounts acquired through the purchases of businesses.

(C) Includes $2,700 in reserves established against receivables in 1996 which were recorded in connection with the Company's restructurings and other non recurring charges.

                                                              INDEX TO EXHIBITS*
                                                                                                                 Page
                                                                                                                 ----

                  2(a)             Agreement of Purchase and Sale dated as of July 1, 1994 by and among           --
                                   Integra, Inc., Peter L. Brill, M.D. and the Company (incorporated by reference to Exhibit 2(a) to the Company's Current Report on Form 8-K
                                   dated July 31, 1994).

                  2(b)             Agreement of Purchase and Sale dated as of September 1, 1994 by and            --
                                   among Brea Mental Health Associates, Southern California Mental
                                   Health Network Medical Group, Inc., Warren R. Taff, M.D., Gregg A.
                                   Sentenn, M.D. and the Company (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated September 30, 1994).

                  2(c)             Agreement of Purchase and Sale dated as of November 1, 1994 by and             --
                                   among Metropolitan Psychiatric Group, Inc. ("MPG"), DOC Systems,
                                   Inc., the partners of MPG and the Company (incorporated by reference to Exhibit 2(b) to the Company's Current Report on Form 8-K dated
                                   November 18, 1994).

                  2(d)             Agreement and Plan of Reorganization dated as of October 1, 1995 by            --
                                   and among Arista Behavioral Health, Inc., a New Jersey corporation,
                                   Arista Counseling & Psychological Services, P.C., a New York
                                   professional corporation, Arista Counseling & Psychological Services,
                                   P.C., a New Jersey professional corporation, Integra of Pennsylvania,
                                   Inc., a Delaware corporation, the Company and Hadassah Gurfein, Ph.D.
                                   (incorporated by reference to Exhibit 2 to the Company's Current
                                   Report on Form 8-K dated October 25, 1995).

--------

* Copies of exhibits filed with this Annual Report on Form 10-K or incorporated by reference herein do not accompany copies hereof for distribution to stockholders of the Company. The Company will furnish a copy of any such exhibits to any stockholder requesting the same for a nominal charge to cover duplicating costs.

                                                                                                                 Page
                                                                                                                 ----

                  2(e)             Agreement of Purchase and Sale ("PsychPartners Purchase Agreement")            --
                                   dated as of December 26, 1997 by and among PsychPartners, L.L.C.,
                                   PsychPartners, Inc., PsychPartners MidAtlantic, Inc., the Company and
                                   certain subsidiaries of the Company (incorporated by reference to the
                                   Company's Current Report on Form 8-K dated December 26, 1997).

                  2(f)             Extension Letter with respect to PsychPartners Purchase Agreement              --
                                   (incorporated by reference to the Company's Current Report on Form
                                   8-K dated May 19, 1998).

                  2(g)             First Amendment to PsychPartners Purchase Agreement dated May 14,              --
                                   1998 (incorporated by reference to the Company's Current Report on
                                   Form 8-K dated May 19, 1998).

                  2(h)             Second Amendment to PsychPartners Purchase Agreement dated as of               --
                                   May 18, 1998 (incorporated by reference to the Company's Current
                                   Report on Form 8-K dated May 19, 1998).

                  2(i)             Asset Purchase Agreement dated December 31, 1997 by and among Integra          --
                                   and Corphealth, Summit Behavioral Partners - Nevada, Inc.
                                   (incorporated by reference to Exhibit 2(f) to the Company's Annual
                                   Report on Form 10-K for the year ended December 31, 1997).

                  3(a)             Certificate of Incorporation of the Company, as amended to date                --
                                   (incorporated by reference to Exhibit 3 to the Company's Current
                                   Report on Form 8-K dated July 17, 1998).

                  3(b)             By-Laws of the Company as amended and restated as of October 2, 1998.

                  4                Stock Option Plan (incorporated by reference to Exhibit 4 to the               --
                                   Company's Registration Statement on Form S-1 (Registration
                                   No. 33-78034) filed with the Commission on April 22, 1994).

                  10(a)            Stockholders Agreement dated March 15, 1991 between the Company and            --
                                   Irwin Lehrhoff, individually and as trustee under the Irwin Lehrhoff
                                   Trust No. 1 (incorporated by reference to Exhibit 10(a) to the
                                   Company's Registration Statement on Form S-1 (Registration
                                   No. 33-78034) filed with the Commission on April 22, 1994).

                                                                                                                 Page
                                                                                                                 ----

                  10(b)            Stock Purchase Agreement dated March 6, 1992 between the Company and           --
                                   Lawrence M. Davies (incorporated by reference to Exhibit 10(g) to the
                                   Company's Registration Statement on Form S-1 (Registration No. 33-78034)
                                   filed with the Commission on April 2, 1994).

                  10(c)            Stock Purchase Agreement dated August 1, 1992 between the Company and          --
                                   R. Bruce Mosbacher (incorporated by reference to Exhibit 10(i) to the
                                   Company's Registration Statement on Form S-1 (Registration
                                   No. 33-78034) filed with the Commission on April 22, 1994).

                  10(d)            Employment Letter dated March 2, 1993 between the Company and                  --
                                   Lawrence M. Davies (incorporated by reference to Exhibit 10(j) to the
                                   Company's Registration Statement on Form S-1 (Registration
                                   No. 33-78034) filed with the Commission on April 22, 1994).

                  10(e)            Stock Purchase Agreement dated June 21, 1993 between the Company and           --
                                   Timothy  E. Foster (incorporated by reference to Exhibit 10(n) to the
                                   Company's Registration Statement on Form S-1 (Registration
                                   No. 33-78034) filed with the Commission on April 22, 1994).

                  10(f)            Stock Purchase Agreement dated June 22, 1993 between the Company and           --
                                   Lawrence M. Davies (incorporated by reference to Exhibit 10(o) to the
                                   Company's Registration Statement on Form S-1 (Registration
                                   No. 33-78034) filed with the Commission on April 22, 1994).

                  10(g)            Stock Purchase Agreement dated December 6, 1993 between the Company            --
                                   and Harvey V. Fineberg, M.D. (incorporated by reference to
                                   Exhibit 10(u) to the Company's Registration Statement on Form S-1
                                   (Registration No. 33-78034) filed with the Commission on April 22,
                                   1994).

                  10(h)            Stock Purchase Agreement dated January 28, 1994 between the Company            --
                                   and Shawkat Raslan (incorporated by reference to Exhibit 10(y) to the
                                   Company's Registration Statement on Form S-1 (Registration
                                   No. 33-78034) filed with the Commission on April 22, 1994).

                                                                                                                 Page
                                                                                                                 ----
                  10(i)            Stock Purchase Agreement dated February 22, 1994 between the Company           --
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

                  10(j)            Credit Agreement with PNC Bank, National Association dated  April 11,          --
                                   1996 (incorporated by reference to the Company's Current Report on
                                   Form 8-K dated April 11, 1996).

                  10(k)            Amendment dated March 11, 1997 to Credit Agreement with PNC Bank,              --
                                   National Association (incorporated by reference to Exhibit 10(u) to the Company's Annual Report on Form 10-K for the year ended December
                                   31, 1996).

                  10(l)            Amendment dated August 8, 1997 to Credit Agreement with PNC Bank,              --
                                   National Association (incorporated by reference to Exhibit 10(r) to the Company's Annual Report on Form 10-K for the year ended
                                   December 31, 1997).

                  10(m)            Amendment dated December 22, 1997 to Credit Agreement with PNC Bank,           --
                                   National Association (incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K for the year ended
                                   December 31, 1997).

                  10(n)            Amendment dated January 29, 1998 to Credit Agreement with PNC Bank,            --
                                   National Association (incorporated by reference to Exhibit 10(t) to the Company's Annual Report on Form 10-K for the year ended
                                   December 31, 1997).

                  10(o)            Amendment dated February 27, 1998 to Credit Agreement with PNC Bank,           --
                                   National Association (incorporated by reference to Exhibit 10(u) to the Company's Annual Report on Form 10-K for the year ended
                                   December 31, 1997).

                  10(p)            Amendment dated March 31, 1998 to Credit Agreement with PNC Bank,              --
                                   National Association (incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the year ended
                                   December 31, 1997).

                                                                                                                 Page
                                                                                                                 ----
                  10(q)            Credit Agreement with PNC Bank, National Association dated October 1,          --
                                   1998 (incorporated by reference to Exhibit 10(w) to the Company's
                                   Quarterly Report on Form 10-Q for the quarter ended September 30,
                                   1998).

                  10(r)            Employment Agreement dated May 16, 1997 by and between a subsidiary of the Company and Eric E. Anderson, Ph.D.

                  21               Subsidiaries of the Company.

                  23               Consent of Independent Accountants.

                  24               Powers of Attorney (See "Power of Attorney" in Form 10-K).                     --

                  27               Financial Data Schedule, which is submitted electronically to the
                                   Securities and Exchange Commission for
                                   information only and not filed.