Form 10-Q
period 1999-03-31
INTEGRA INC
filed 1999-05-14
CIK 915859

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
 [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                                 --------------

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________________ TO ______________________

COMMISSION FILE NUMBER     1-13177
                       ---------------

                                  INTEGRA, INC.
                                  -------------
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

As of May 5, 1999, Integra, Inc. had 10,138,552 shares of common stock, $0.01 par value, outstanding.



                                    1 of 17

                                  INTEGRA, INC.
                    FORM 10-Q - QUARTER ENDED MARCH 31, 1999

                                      INDEX

 FORM 10-Q                      FORM 10-Q                                                           FORM 10-Q
  PART NO:                       ITEM NO.            DESCRIPTION                                     PAGE NO.
  --------                       --------            -----------                                     --------
I.                                                   FINANCIAL INFORMATION

                                    1.               Financial Statements

                                                     -        Consolidated Statements of
                                                              Operations for the Three Months
                                                              Ended March 31, 1999 and 1998               3

                                                     -        Consolidated Balance Sheets
                                                              as of March 31, 1999 and
                                                              December 31, 1998                           4

                                                     -        Consolidated Statements of
                                                              Cash Flows for the Three Months
                                                              Ended March 31, 1999 and 1998               5

                                                     -        Consolidated Statement of
                                                              Changes in Stockholders' Equity
                                                              for the Three Months Ended
                                                              March 31, 1999                              6

                                                     -        Notes to Consolidated Financial
                                                              Statements                                  7

                                    2.      Management's Discussion and Analysis of
                                            Financial Condition and Results of Operations                 9

II.                                         OTHER INFORMATION

                                    1.      Legal Proceedings                                             14
                                    6.      Exhibits and Reports on Form 8-K                              15

                           Signatures                                                                     16

                           Index to Exhibits                                                              17





                                    2 of 17

                                  INTEGRA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                    ----------------------------------
                                                                        1999                   1998
                                                                    ------------          ------------
Net revenues:
  Patient service revenue                                                                 $     12,565
  Premium revenue                                                   $      6,356                 2,839
                                                                    ------------          ------------

       Total net revenues                                                  6,356                15,404
                                                                    ------------          ------------

Cost of revenues:
  Patient service costs                                                                         10,126
  Premium service costs                                                    4,212                 1,734
                                                                    ------------          ------------

       Total cost of revenues                                              4,212                11,860
                                                                    ------------          ------------

Gross profit                                                               2,144                 3,544

Selling and administrative expenses                                        1,287                 2,493

Provision for doubtful accounts                                                                    770

Amortization of intangible assets and excess cost over fair
  value of net assets acquired                                               121                   420
                                                                    ------------          ------------

Income (loss) from operations                                                736                  (139)

Interest expense, net                                                         10                   310
                                                                    ------------          ------------

Income (loss) before income taxes                                            726                  (449)

Provision for income taxes                                                    31                    32
                                                                    ------------          ------------

Net income (loss)                                                   $        695          $       (481)
                                                                    ============          ============

Basic and diluted net income (loss) per
  common share                                                      $       0.07          $      (0.05)
                                                                    ============          ============

Weighted averaged shares outstanding:
  Basic                                                               10,138,552            10,062,736
                                                                    ============          ============
  Assuming dilution                                                   10,528,748            10,062,736
                                                                    ============          ============





                                    3 of 17

                                  INTEGRA, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                     March 31,        December 31,
                                 ASSETS                                                1999               1998
                                                                                     --------           --------
Current assets:                                                                    (Unaudited)
  Cash and cash equivalents                                                          $  1,346           $  2,452
  Accounts receivable, net of allowance for doubtful
     accounts of $71 in 1999 and $73 in 1998                                            1,082                591
  Other accounts receivable                                                               294                531
  Other current assets                                                                    418                442
                                                                                     --------           --------

     Total current assets                                                               3,140              4,016

Property and equipment, net of accumulated amortization of $983 in 1999
  and $833 in 1998                                                                      1,750              1,683
Intangible assets and excess cost over fair value of net assets acquired, net of accumulated amortization of $1,324 in 1999 and
  $1,203 in 1998                                                                       10,199             10,320
Other assets, net                                                                          50                 16
                                                                                     --------           --------
                                                                                     $ 15,139           $ 16,035
                                                                                     ========           ========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                                  $    113           $    413
  Accounts payable                                                                        109                594
  Accrued expenses and other current liabilities                                        8,899              8,547
                                                                                     --------           --------
     Total current liabilities                                                          9,121              9,464

Long-term debt                                                                                             1,250
Other long-term liabilities                                                                                    3
Deferred income tax liability                                                             356                356
                                                                                     --------           --------
     Total liabilities                                                                  9,477             11,073
                                                                                     --------           --------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, 20,000,000 shares                                         101                101
    authorized; issued 10,138,552 in 1999 and 1998
  Capital in excess of par value                                                       87,508             87,508
  Accumulated deficit                                                                 (81,947)           (82,642)
  Deferred compensation                                                                     0                 (5)
                                                                                     --------           --------
     Total stockholders' equity                                                         5,662              4,962
                                                                                     ========           ========
                                                                                     $ 15,139           $ 16,035
                                                                                     ========           ========





                                    4 of 17

                                  INTEGRA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         Three months ended
                                                                                           March 31, 1999
                                                                                     --------------------------
                                                                                       1999              1998
                                                                                     -------           -------
Cash flows from operating activities:
  Net income (loss)                                                                  $   695           $  (481)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operations:
    Depreciation and amortization                                                        271               604
    Provision for doubtful accounts                                                                        770
  Changes in assets and liabilities, net of effects of businesses acquired:
     Increase in accounts receivable                                                    (491)             (716)
     Decrease in other current assets                                                     68               214
     Decrease in accounts payable                                                       (485)             (465)
     Increase (decrease) in accrued expenses and other
       current liabilities                                                             1,050              (301)
Increase in other assets and other liabilities                                           (31)              (75)
                                                                                      -------           -------
         Net cash provided by (used in) operating
           activities                                                                  1,077              (450)
                                                                                     -------           -------
Cash flows from investing activities:
   Additional payments for business acquired in prior years                             (416)           (1,265)
   Net proceeds from disposition of businesses                                                             400
   Purchases of property and equipment                                                  (217)             (136)
                                                                                     -------           -------

         Net cash used in investing activities                                          (633)           (1,001)
                                                                                     -------           -------

Cash flows from financing activities:
   Proceeds from borrowings                                                                              2,200
   Principal payments on long-term obligations                                        (1,550)             (965)
                                                                                     -------           -------

         Net cash (used in) provided by financing
           activities                                                                 (1,550)            1,235
                                                                                     -------           -------

Net decrease in cash and cash equivalents                                             (1,106)             (216)
Cash and cash equivalents at beginning of period                                       2,452             2,154
                                                                                     -------           -------
Cash and cash equivalents at end of period                                           $ 1,346           $ 1,938
                                                                                     =======           =======

Supplemental disclosures of cash flow information:
   Interest paid                                                                     $    26           $   382
                                                                                     =======           =======
   Income taxes paid                                                                 $   171           $    31
                                                                                     =======           =======





                                    5 of 17

                                  INTEGRA, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                        COMMON SHARES             CAPITAL IN
                                    ------------------------      EXCESS OF        ACCUMULATED          DEFERRED
                                    NUMBER         PAR VALUE      PAR VALUE          DEFICIT          COMPENSATION        TOTAL
                                    ------         ---------      ---------          -------          ------------        -----
Balance at December 31, 1998        10,139           $101          $87,508          $(82,642)         $       (5)        $4,962
Amortization of deferred
  compensation                                                                                                 5              5
Net income                                                                               695                                695
                                    ------         ---------       -------          --------          ----------         ------
Balance at March 31, 1999
  (unaudited)                       10,139           $101          $87,508          $(81,947)         $       --         $5,662
                                    ======         =========       =======          =========         ==========         ======










                                    6 of 17

                                  INTEGRA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1998 included in its Form 10-K filed with the Securities and Exchange Commission on March 30, 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Company management, the consolidated financial statements for the unaudited interim periods presented include all adjustments, consisting only of normal recurring adjustments, necessary to present a fair statement of the results for such interim periods.

         Certain prior period amounts have been reclassified to conform to the current period presentation.

         Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

NOTE 2 - INCOME TAXES

         The provision for income taxes is based on the Company's estimated effective income tax rate for 1999. At December 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $36,000. The Company will only be able to use the net operating loss carryforwards against future taxable earnings of the Company. In addition, as specified in the Internal Revenue Code, the Company's ability to use certain of the net operating loss carryforwards is limited as they were acquired by the Company in a purchase of the stock of other companies. The carryforwards expire in varying amounts through 2013. A valuation reserve has been established against the potential future benefit of the net operating loss carryforwards and other deferred tax assets.









                                    7 of 17

                                  INTEGRA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)


NOTE 3 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                               March 31,      December 31,
                                                                 1999            1998
                                                                ------          ------
          Medical claims and clinician fees                     $3,124          $1,359
          Acquisition and sale related costs                       605           1,070
          Salaries and vacation                                    498             614
          Restructuring costs                                      681           1,421
          Long-term care and provider billing reserves           3,018           3,018
          Other                                                    973             975
                                                                ------          ------
                                                                $8,899          $8,457
                                                                ======          ======

         Medical claims and clinician fees payable primarily represents the liability for healthcare services authorized or incurred and not yet paid by the Company's managed behavioral healthcare business. Medical claims payable are estimated based upon authorized healthcare services, past claim payment experience for member groups, patient census data and other factors. Effective January 1, 1999, the Company implemented coverage on a capitated contract in New York State which covers over 350,000 members and is currently the Company's largest contract. The Company estimates the medical claims payable for this contract in a manner similar to it existing contracts, however, the Company has not yet fully developed its own historical experience with this contract. As the Company continues to provide coverage and pay claims for this contract, management will make necessary revisions in the estimates used for medical claims payable. While the Company believes the liability for medical claims payable is adequate, actual results could differ from such estimates.











                                    8 of 17

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

SALE AND DIVESTITURE OF PATIENT SERVICE AND PROVIDER SEGMENT

         In December 1997, the Company announced its plans to sell and divest its outpatient behavioral health group practice operations. The Company entered into an agreement to sell substantially all of the assets of the outpatient behavioral practice business (the "Sale"), except for practices located in the Western region of the United States which the Company has sold or shut down. The Sale was completed effective May 18, 1998 and resulted in the divestiture by the Company of substantially all the assets and business of the Company's outpatient behavioral health practices. As of December 31, 1997, the outpatient behavioral health practice business accounted for approximately eight-four percent (84%) of the assets of the Company (before the impact of the write down of assets held for sale and the impact of the restructuring charge); and for the year ended December 31, 1997, approximately eighty-three percent (83%) of the Company's net revenues. As a result of the Sale, the Company is significantly smaller in terms of revenues and assets. Patient service revenues and cost of revenues pertained solely to the outpatient business and as a result of the exit of this segment, the Company no longer performs direct patient service and hence has no patient service revenues or patient service costs.

RESULTS OF OPERATIONS

PREMIUM REVENUE

         Premium revenue pertains to the Company's managed behavioral healthcare business which maintains a portfolio of agreements with managed care organizations and corporations to provide inpatient and outpatient behavioral health services. Revenues are primarily generated by capitated managed behavioral healthcare and employee assistance programs. The fees are defined by contract and are primarily calculated on a fixed per member per month fee. Revenues under these contracts are recorded in the month for which the member is entitled to services. Generally, these membership contracts are on a one to three year basis subject to cancellation by either party without cause at any time with thirty to ninety days written notice.

         Premium revenues for the three-month period ended March 31, 1999 increased to $6,356 from $2,839 for the same period of the prior year. This increase is primarily the result of one new contract in New York State for which the Company implemented coverage on a capitated basis effective January 1, 1999.



                                    9 of 17

PREMIUM SERVICE COSTS

         Premium service costs are primarily comprised of medical claims and personnel costs associated with the Company's service delivery, support and management of the Company's portfolio of behavioral healthcare contracts. The Company estimates the medical claims cost of providing services under these agreements, including a reserve for services incurred, but not reported, based upon authorized services, past claim payment experience for member groups, census data and other facts. The Company typically does not subcapitate the risk of providing services under these contracts, but the Company arranges discounted fee-for-service rates with independent inpatient and outpatient behavioral health providers, which the Company manages.

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

         The premium service costs increased to $4,212 for the three-months ended March 31, 1999 from $1,734 for the same period in the prior year. This increase is primarily a result of the coverage implemented on new contracts.

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses are primarily comprised of corporate office, sales and administration. Selling and administrative expenses decreased to $1,287 for the three months ended March 31, 1999 from $2,493 for the same period in 1998. The decrease is essentially a result of the impact of operations sold and the downsizing of the corporate office.

PROVISION OF DOUBTFUL ACCOUNTS

         There was no provision for doubtful accounts for the three-month period ended March 31, 1999 as compared to $770 for the comparable period in 1998. This decrease is a result of the Sale and exit of the outpatient provider operations. The Company's managed behavioral healthcare business has historically had minimal provision for doubtful accounts.

INTEREST EXPENSE, NET

         Interest expense, net, decreased to $10 for the three months ended March 31, 1999 from $310 for the same period in the prior year. This decrease is primarily due primarily to the pay down of bank debt with proceeds from the Sale which occurred in May 1998.






                                    10 of 17

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations was $1,077 for the three months ended March 31, 1999, compared to net cash used in operations of ($450) for the same period in the prior year. Cash and cash equivalents decreased to $1,346 at March 31, 1999 from $2,452 at December 31, 1998.

         At March 31, 1999 the Company had a working capital deficit of $5,981. The deficit is primarily attributable to accrued liabilities of $4,304 which pertain to the exit of the outpatient provider behavioral group practice business and reserves established for long-term care and other provider billing matters. Although these amounts are classified as current due to their nature, the Company does not expect that all of these amounts will require payments in the next year. The remainder of the Company's accrued liabilities are operating in nature.

         The Company has established a Credit Facility with PNC Bank. At March 31, 1999, borrowing availability under this Credit Facility was approximately $8,000. The Credit Facility is secured by substantially all of the assets of the Company. If necessary, the Company will use its Credit Facility to fund working capital requirements.

         As a result of the above, the Company believes that the cash flow generated by the Company's operations together with its existing cash and availability of additional borrowings under its Credit Facility will be sufficient to meet the Company's cash requirements in 1999.

         The Company's current ratio, working capital and debt to equity ratio are set forth below for the dates indicated:

                                                               March 31, 1999                  December 31, 1998
                                                               --------------                  -----------------
         Current Ratio ...................................          .34:1                             .42:1
         Working Capital Deficit..........................        $(5,981)                          $(5,448)
         Debt to Equity ..................................          .02:1                             .34:1

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

NEW CONTRACT

         Effective January 1, 1999, the Company implemented coverage of a full-risk capitated contract with a health plan covering approximately 350,000 members. The Company expects this contract will generate over $11,000 in annual revenues and is currently the Company's largest contract. Profitability under this contract will depend upon the Company's ability to manage the utilization of services within the premiums received. An underestimation in the expected utilization of services for this contract could result in a material loss to the Company.


                                    11 of 17

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

         The Company relies on information technology ("IT") systems and other systems and facilities such as telephones, building access control systems and heating and ventilation equipment ("Embedded Systems") to conduct its business. These systems are potentially vulnerable to year 2000 problems due to their use of date information. The Company also has business relationships with customers and healthcare providers and other critical vendors who are themselves reliant on IT and Embedded Systems to conduct their businesses.

State of Readiness

          The Company's internal IT systems are largely centralized and consist primarily of purchased software. The Company's IT hardware infrastructure is built mainly around IBM PC compatible servers and desktop systems. The Company's IT software primarily utilizes Microsoft systems including SQL Server, Windows NT, Internet Information Server, Exchange and Office. The Company believes these systems are either compliant or, with soon to be released "service packs" from Microsoft, will be compliant by September 30, 1999. The Company's clinical and claims administration software has been certified by the vendor as being year 2000 compliant. The Company intends to complete testing of this system by July 1999. Year 2000 remediation costs incurred in 1998 were approximately $100 and are estimated at under $250 in 1999.

External Relationship

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

Risks and Contingency/Recovery Planning

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



                                    12 of 17

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







                                    13 of 17

                                  INTEGRA, INC.

                    FORM 10-Q - QUARTER ENDED MARCH 31, 1999

PART II

ITEM 1 - LEGAL PROCEEDINGS

         From time to time, the Company is a party to certain claims, suits and complaints which arise in the course of business.

         In March 1998, the Company received notification that the Medicare Intermediary in California completed a post payment medical review of billings previously submitted and paid between 1990 and 1994. Based on the results of their review, the Intermediary has requested a refund of approximately $1,200,000. Services were denied primarily on the basis of medical necessity and incomplete documentation. The Company has requested an administrative hearing. At December 31, 1997, the Company fully reserved the above amount and recorded a reserve of $1,600,000 for other potential exposures pertaining to provider billing and long-term care services.

         In April 1998, the Company received notice that the Office of the Attorney General of New York State ("the State") was conducting an audit of the New York Medicaid billings of one of the outpatient provider operations with which it had an Administrative Services Agreement. The State was investigating whether the Company had any liability arising from the operation of, and its relationship with, that provider. In October 1998, the Company terminated its relationship with that provider. In May 1999, the Company reached a settlement agreement with the State which resolves all claims against the Company relating to this matter. Terms of the settlement include a payment of $382,000 plus $18,000 of interest. These amounts were fully accrued as of March 31, 1999.

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

         Currently, there are no other such claims, suits or complaints that, in the opinion of management, would have a material adverse effect on the Company's financial position, results of operations or liquidity.









                                    14 of 17

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         a) The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are contained in the attached Index to Exhibits.

         b)       Current Reports on Form 8-K:  None













                                    15 of 17

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                                               INTEGRA, INC.
                                                         -----------------------
                                                               (registrant)



May 12, 1999                                                /s/Mark D. Gibson
----------------                                         -----------------------
(Date)                                                        Mark D. Gibson
                                                         Chief Financial Officer











                                    16 of 17

INDEX TO EXHIBITS

27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.














                                    17 of 17