Form 10-Q
period 1999-06-30
INTEGRA INC
filed 1999-08-13
CIK 915859

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED   JUNE 30, 1999
                                                ------------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                  TO
                                   ------------------  ------------------

COMMISSION FILE NUMBER   1-13177
                      ------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No     .
                                      -----   -----

As of August 5, 1999, Integra, Inc. had 10,138,552 shares of common stock, $0.01 par value, outstanding.

                                  INTEGRA, INC.
                     FORM 10-Q - QUARTER ENDED JUNE 30, 1999

                                      INDEX

FORM 10-Q       FORM 10-Q                                                           FORM 10-Q
 PART NO:        ITEM NO.               DESCRIPTION                                  PAGE NO.
----------      ---------               -----------                                 ---------
I.                                 FINANCIAL INFORMATION

                    1.             Financial Statements

                                   -        Consolidated Statements of
                                            Operations for the Three Months
                                            Ended June 30, 1999 and 1998                3

                                   -        Consolidated Statements of Operations
                                            for the Six Months Ended June 30, 1999
                                            and 1998                                    4

                                   -        Consolidated Balance Sheets
                                            as of June 30, 1999 and
                                            December 31, 1998                           5

                                   -        Consolidated Statements of
                                            Cash Flows for the Six Months
                                            Ended June 30, 1999 and 1998                6

                                   -        Consolidated Statement of
                                            Changes in Stockholders' Equity
                                            for the Six Months Ended
                                            June 30, 1999                               7

                                   -        Notes to Consolidated Financial
                                            Statements                                  8

                    2.    Management's Discussion and Analysis of
                          Financial Condition and Results of Operations                10

II.                       OTHER INFORMATION

                    1.    Legal Proceedings                                            16
                    4.    Submission of Matters to a Vote of Security Holders          17
                    6.    Exhibits and Reports on Form 8-K                             18

                Signatures                                                             19

                Index to Exhibits                                                      20

                                  INTEGRA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                           Three Months Ended
                                                                 June 30,
                                                      ------------------------------
                                                          1999              1998
                                                      ------------      ------------
Net revenues:
  Patient service revenue                                               $      6,493
  Premium revenue                                     $      6,239             3,416
                                                      ------------      ------------

       Total net revenues                                    6,239             9,909
                                                      ------------      ------------

Cost of revenues:
  Patient service costs                                                        5,873
  Premium service costs                                      3,991             2,174
                                                      ------------      ------------

       Total cost of revenues                                3,991             8,047
                                                      ------------      ------------
Gross profit                                                 2,248             1,862

Selling and administrative expenses                          1,462             1,221

Provision for doubtful accounts                                                  419

Restructuring and other charges                               (700)

Amortization of intangible assets and excess cost
  over fair value of net assets acquired                       121               282
                                                      ------------      ------------

Income (loss) from operations                                1,365               (60)

Interest expense - related parties                                             1,020

Interest expense - net                                          25               166
                                                      ------------      ------------

Income (loss) before income taxes                            1,340            (1,246)

Provision for income taxes                                      37                30
                                                      ------------      ------------

Net income (loss)                                     $      1,303      $     (1,276)
                                                      ============      ============

Net income (loss) per common share:
  Basic                                               $       0.13      $      (0.13)
                                                      ============      ============
  Diluted                                             $       0.12      $      (0.13)
                                                      ============      ============
Weighted average shares outstanding:
  Basic                                                 10,138,552        10,096,234
                                                      ============      ============
  Diluted                                               10,523,514        10,096,234
                                                      ============      ============

                                  INTEGRA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                            Six Months Ended
                                                                 June 30,
                                                      ------------------------------
                                                          1999              1998
                                                      ------------      ------------
Net revenues:
  Patient service revenue                                               $     19,058
  Premium revenue                                     $     12,595             6,255
                                                      ------------      ------------

       Total net revenues                                   12,595            25,313
                                                      ------------      ------------

Cost of revenues:
  Patient service costs                                                       15,427
  Premium service costs                                      8,203             3,908
                                                      ------------      ------------

       Total cost of revenues                                8,203            19,335
                                                      ------------      ------------
Gross profit                                                 4,392             5,978

Selling and administrative expenses                          2,749             4,286

Provision for doubtful accounts                                                1,189

Restructuring and other charges                               (700)

Amortization of intangible assets and excess cost
  over fair value of net assets acquired                       242               702
                                                      ------------      ------------

Income (loss) from operations                                2,101              (199)

Interest expense - related parties                                             1,020

Interest expense - net                                          35               476
                                                      ------------      ------------

Income (loss) before income taxes                            2,066            (1,695)

Provision for income taxes                                      68                62
                                                      ------------      ------------

Net income (loss)                                     $      1,998      $     (1,757)
                                                      ============      ============

Net income (loss) per common share:
  Basic                                               $       0.20      $      (0.17)
                                                      ============      ============
  Diluted                                             $       0.19      $      (0.17)
                                                      ============      ============
Weighted average shares outstanding:
  Basic                                                 10,138,552        10,079,485
                                                      ============      ============
  Diluted                                               10,524,061        10,079,485
                                                      ============      ============

                                  INTEGRA, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                June 30,      December 31,
                                 ASSETS                                          1999             1998
                                                                              -----------     ------------
Current assets:                                                               (Unaudited)
  Cash and cash equivalents                                                    $  1,384         $  2,452
  Restricted cash                                                                   400
  Accounts receivable, net of allowance for doubtful
     accounts of $71 in 1999 and $73 in 1998                                        940              591
  Other accounts receivable                                                         251              531
  Other current assets                                                              464              442
                                                                               --------         --------
     Total current assets                                                         3,439            4,016

Property and equipment, net of accumulated amortization of $1,159 in 1999
  and $833 in 1998                                                                1,987            1,683
Intangible assets and excess cost over fair value of net assets acquired, net of accumulated amortization of $1,445 in 1999 and
  $1,203 in 1998                                                                 10,252           10,320
Other assets, net                                                                    20               16
                                                                               --------         --------
                                                                               $ 15,698         $ 16,035
                                                                               ========         ========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                                             $    413
  Accounts payable                                                             $    183              594
  Accrued expenses and other current liabilities                                  8,195            8,457
                                                                               --------         --------
     Total current liabilities                                                    8,378            9,464

Long-term debt                                                                                     1,250
Other long-term liabilities                                                                            3
Deferred income tax liability                                                       355              356
                                                                               --------         --------
     Total liabilities                                                            8,733           11,073
                                                                               --------         --------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, 20,000,000 shares
    authorized; issued 10,138,552 in 1999 and 1998                                  101              101
  Capital in excess of par value                                                 87,508           87,508
  Accumulated deficit                                                           (80,644)         (82,642)
  Deferred compensation                                                                               (5)
                                                                               --------         --------
     Total stockholders' equity                                                   6,965            4,962
                                                                               --------         --------
                                                                               $ 15,698         $ 16,035
                                                                               ========         ========

                                  INTEGRA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    Six Months Ended
                                                                                          June 30,
                                                                                 -------------------------
                                                                                   1999             1998
                                                                                 --------         --------
Cash flows from operating activities:
  Net income (loss)                                                              $  1,998         $ (1,757)
  Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operations:
  Depreciation and amortization                                                       568            1,032
  Provision for doubtful accounts                                                                    1,189
  Issue of warrant for financing guarantee                                                             880
  Non-cash portion of restructuring and other charges                                (700)
Changes in assets and liabilities, net of effects of businesses acquired:
     Increase in accounts receivable                                                 (349)            (190)
     Increase in restricted cash                                                     (400)
     (Increase) decrease in other current assets                                     (137)              70
     Decrease in accounts payable                                                    (411)          (1,810)
     Increase (decrease) in accrued expenses and other
       current liabilities                                                          1,006           (1,705)
     Increase in other assets and other liabilities                                   (22)             (31)
                                                                                 --------         --------

         Net cash provided by (used in) operating
            activities                                                              1,553           (2,322)
                                                                                 --------         --------

Cash flows from investing activities:
   Additional payments for businesses acquired in prior years                        (441)          (4,775)
   Net proceeds from disposition of businesses                                                      24,129
   Purchases of property and equipment                                               (630)            (247)
                                                                                 --------         --------

         Net cash used in investing activities                                     (1,071)          19,107
                                                                                 --------         --------

Cash flows from financing activities:
   Proceeds from borrowings                                                                          2,700
   Principal payments on long-term obligations                                     (1,550)         (16,581)
                                                                                 --------         --------

         Net cash (used in) provided by financing activities                       (1,550)         (13,881)
                                                                                 --------         --------

Net (decrease) increase in cash and cash equivalents                               (1,068)           2,904
Cash and cash equivalents at beginning of period                                    2,452            2,154
                                                                                 --------         --------
Cash and cash equivalents at end of period                                       $  1,384         $  5,058
                                                                                 ========         ========

Supplemental disclosures of cash flow information:
   Interest paid                                                                 $     47         $    812
                                                                                 ========         ========
   Income taxes paid                                                             $    171         $     88
                                                                                 ========         ========

                                  INTEGRA, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                           COMMON SHARES            CAPITAL IN
                                       ------------------------      EXCESS OF        ACCUMULATED      DEFERRED
                                       NUMBER         PAR VALUE      PAR VALUE          DEFICIT      COMPENSATION        TOTAL
                                       ------         ---------      ---------          -------      ------------        -----
Balance at December 31, 1998             10,139          $101          $87,508         $(82,642)         $(5)            $4,962

Amortization of deferred
  compensation                                                                                             5                  5
Net income                                                                                1,998                           1,998
                                         ------          ----          -------         --------          ---             ------
Balance at June 30, 1999
(unaudited)                              10,139          $101          $87,508         $80,644           $--             $6,965
                                         ======          ====          =======         ========          ===             ======

                                  INTEGRA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)

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

         Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

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

                                  INTEGRA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)


NOTE 3 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                                        June 30,            December 31,
                                                                          1999                 1998
                                                                        --------            ------------
       Medical claims payable       ..........................          $3,531                 $1,359
       Salaries and vacation..................................             580                    614
       Acquisition and sale related costs   ..................             515                  1,070
       Restructuring costs......................................           572                  1,421
       Long-term care and provider billing reserves  .........           2,030                  3,018
       Other..................................................             967                    975
                                                                        ------                 ------
                                                                        $8,195                 $8,457
                                                                        ======                 ======

          Medical claims payable primarily represents the liability for healthcare services authorized or incurred and not yet paid by the Company's managed behavioral healthcare business. Medical claims payable are estimated based upon authorized healthcare services, past claim payment experience for member groups, patient census data and other factors. Effective January 1, 1999, the Company implemented coverage on a capitated contract in New York State which covers over 350,000 members and is currently the Company's largest contract. The Company estimates the medical claims payable for this contract in a manner similar to it existing contracts, however, the Company has not yet fully developed its own historical experience with this contract. As the Company continues to provide coverage and pay claims for this contract, management will make necessary revisions in the estimates used to determine medical claims payable. While the Company believes its estimate of the liability for medical claims payable is adequate, actual results could differ from such estimates.

NOTE 4 - RESTRUCTURING AND OTHER CHARGES

         In prior years, the Company established reserves in connection with its restructurings and the exit of long-term care and outpatient operations. As part of its ongoing evaluation of these reserves, at June 30, 1999, the Company determined, based on its assessment of all remaining open matters, that the Company was over accrued for these matters by $700. This change in estimate is separately reflected in the Statement of Operations under "Restructuring and Other Charges." The Company believes the remaining reserves for these matters are adequate at June 30, 1999, however, as the Company continues to pursue resolution of open matters, actual results could differ from such estimates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

OVERVIEW

         The Company provides managed behavioral healthcare services through full and shared risk arrangements with employers, health plans and managed care organizations to perform behavioral health services on a capitated per member per month basis. In addition, the Company provides an array of managed behavioral health services including employee assistance programs, third party clinical case management and claims administration. Integra's contract service areas are principally concentrated in Connecticut, Delaware, Maryland, New Jersey, New York, Pennsylvania, Rhode Island, Virginia and Tennessee.

SALE AND DIVESTITURE OF PATIENT SERVICE AND PROVIDER SEGMENT

          In December 1997, the Company announced its plans to sell and divest its outpatient behavioral health group practice operations. The Company entered into an agreement to sell substantially all of the assets of the outpatient behavioral practice business (the "Sale"), except for practices located in the Western region of the United States which the Company sold or shut down. The Sale was completed effective May 18, 1998 and resulted in the divestiture by the Company of substantially all the assets and business of the Company's outpatient behavioral health practices. As of December 31, 1997, the outpatient behavioral health practice business accounted for approximately eight-four percent (84%) of the assets of the Company (before the impact of the write down of assets held for sale and the impact of the restructuring charge); and for the year ended December 31, 1997, approximately eighty-three percent (83%) of the Company's net revenues. As a result of the Sale, the Company is significantly smaller in terms of revenues and assets. Patient service revenues and patient service costs pertained solely to the outpatient business and as a result of the exit of this segment, the Company no longer performs direct patient service and hence has no patient service revenues or patient service costs.

RESULTS OF OPERATIONS

PREMIUM REVENUE
         Premium revenue pertains to the Company's managed behavioral healthcare business which maintains a portfolio of agreements with managed care organizations and corporations to provide inpatient and outpatient behavioral health services. Revenues are primarily generated by capitated managed behavioral healthcare and employee assistance programs. The fees are defined by contract and are primarily calculated on a fixed per member per month fee. Revenues under these contracts are recorded in the month for which the member is entitled to services. Generally, these contracts are on a one to three year basis subject to cancellation by either party without cause at any time with thirty to ninety days written notice.

         Premium revenue for the three and six month periods ended June 30, 1999 increased from the corresponding periods of the prior year primarily due to one new contract in New York State for which the Company implemented coverage on a capitated basis effective January 1, 1999.

PREMIUM SERVICE COSTS

          Premium service costs are primarily comprised of medical claims and personnel costs associated with the Company's service delivery, support and management of its portfolio of behavioral healthcare contracts. The Company estimates the medical claims cost of providing services under these agreements, including a reserve for services incurred, but not reported, based upon authorized healthcare services, past claim payment experience for member groups, patient census data and other factors. The Company typically does not subcapitate the risk of providing services under these contracts, but the Company arranges discounted fee-for-service rates with independent inpatient and outpatient behavioral health providers.

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

          Premium service costs increased for the three and six month periods ended June 30, 1999 from the corresponding periods in the prior year. This increase is primarily a result of the coverage implemented on new contracts.

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses are primarily comprised of corporate office, sales and administration. Selling and administrative expenses increased to $1,462 for the three months ended June 30, 1999 from $1,221 for the same period in 1998. The increase is essentially a result of increased investment in sales and marketing personnel. Selling and administrative expenses for the six month period ended June 30, 1999 decreased to $2,749 from $4,286 for the same period in 1998. This decrease is essentially the result of the impact of the operations sold and the downsizing of the corporate office in connection with the Sale.

PROVISION FOR DOUBTFUL ACCOUNTS

         There was no provision for doubtful accounts for the three or six month periods ended June 30, 1999 as compared to $419 for the three months ended June 30, 1999 and $1,189 for the six months ended June 30, 1999. This decrease is a result of the Sale and exit of the outpatient provider operations. The Company's managed behavioral healthcare business has historically had minimal provision for doubtful accounts.

RESTRUCTURING AND OTHER CHARGES

         In prior years, the Company established reserves in connection with its restructurings and the exit of long-term care and outpatient operations. As part of its ongoing evaluation of these reserves, at June 30, 1999, the Company determined, based on its assessment of all remaining open matters, that the Company was over accrued for these matters by $700. This change in estimate is separately reflected in the Statement of Operations under "Restructuring and Other Charges." The Company believes the remaining reserves for these matters are adequate at June 30, 1999, however, as the Company continues to pursue resolution of open matters, actual results could differ from such estimates.

INTEREST EXPENSE - RELATED PARTIES

         In 1998, as a contingency plan in the event the Sale had not been not completed, the Company entered into an agreement with certain investment partnerships (the "Investment Partnerships") which are significant stockholders of the Company and are managed by Foster Management Company, an affiliated party, to obtain their commitment to guarantee an additional $7,000 of financing. This amount represented the Company's estimated additional cash needs during 1998 for contingent payments, seller notes and for restructure related activities. Under the terms of the agreement, the Investment Partnerships were to receive the following: (i) a commitment fee of 2% of the guaranteed amount;
(ii) a draw down fee of 2% on borrowings in excess of $5,000; (iii) an unused commitment fee of 1/2% per annum; and (iv) warrants to purchase 400,000 shares of common stock of the Company at a price of $0.05 per share (the "Integra Warrants") or, in the event the Sale was not consummated, a transaction fee of $3,500 payable on April 30, 1999. With the Sale completed in 1998, the cost to the Company of this guarantee was $140 in cash paid to the Investment Partnerships and a non-cash charge of approximately $880 which represents the difference between the exercise price of the Integra Warrants and the fair market value of the underlying Company Common Stock on the closing date of the Sale. These charges, which are non-recurring in nature, have been recorded in the Company's results of operations for the quarter ending June 30, 1998.

INTEREST EXPENSE - NET

         Interest expense, net, decreased for the three and six month periods ended June 30, 1999 from the corresponding periods in the prior year. This decrease is primarily due to the pay down of bank debt in May 1998 with proceeds from the Sale to PsychPartners.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations was $1,553 for the six months ended June 30, 1999, compared to net cash used in operations of ($2,322) for the same period in the prior year. Unrestricted cash and cash equivalents decreased to $1,384 at June 30, 1999 from $2,452 at December 31, 1998. At June 30, 1999, the
Company also had $400 in cash which is contractually restricted as a reserve for medical claims payable.

         At June 30, 1999, the Company had a working capital deficit of $4,939. The deficit is primarily attributable to accrued liabilities of $2,967 which pertain to the exit of the outpatient provider behavioral group practice business and reserves established for long-term care and other provider billing matters. Although these amounts are classified as current due to their nature, the Company does not expect that all of these amounts will require payment in the next year. The remainder of the Company's accrued liabilities are operating in nature.

         The Company has established a Credit Facility with PNC Bank. At June 30, 1999, borrowing availability under this Credit Facility was approximately $9,000. The Credit Facility is secured by substantially all of the assets of the Company. If necessary, the Company will use its Credit Facility to fund working capital requirements.

         The Company believes that the cash flow generated by the Company's operations together with its existing cash and availability of additional borrowings under its Credit Facility will be sufficient to meet the Company's cash requirements in 1999.

         The Company's current ratio, working capital and debt to equity ratio are set forth below for the dates indicated:

                                                             June 30, 1999          December 31, 1998
                                                             -------------          -----------------
         Current Ratio...............................             .41:1                    .42:1
         Working Capital Deficit.....................           $(4,939)                 $(5,448)
         Debt to Equity..............................                --                    .34:1


INFLATION

         A significant portion of the Company's operating expenses have been subject to inflationary increases, including clinical and administrative salaries and rent expense. Based on management's assessment, the Company has historically been unable to substantially offset inflationary increases through price increases. The Company believes it has somewhat mitigated the effect of inflation by expanding services and increasing operating efficiencies. There can be no assurance that the Company will be able to offset future inflationary increases in expenses, if any, which would result in a dilutive impact on the Company's future earnings.

NEW CONTRACT

         Effective January 1, 1999, the Company implemented coverage of a full-risk capitated contract with a health plan covering over 350,000 members. The Company expects that this contract will generate over $11,000 in annual revenues and it is currently the Company's largest contract. Profitability under this contract will depend upon the Company's ability to manage the utilization of services within the premiums received. An underestimation in the expected utilization of services for this contract could result in a material loss to the Company.

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

State of Readiness

          The Company's internal IT systems are largely centralized and consist primarily of purchased software. The Company's IT hardware infrastructure is built mainly around IBM PC compatible servers and desktop systems. The Company's IT software primarily utilizes Microsoft systems including SQL Server, Windows NT, Internet Information Server, Exchange and Office. The Company believes these systems are either compliant or, with soon to be released "service packs" from Microsoft, will be compliant by September 30, 1999. The Company's clinical and claims administration software has been certified by the vendor as being Year 2000 compliant. The Company intends to complete testing of this system during the third quarter of 1999. Year 2000 remediation costs incurred in 1998 were approximately $100 and are estimated at under $250 in 1999.

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

Risks and Contingency/Recovery Planning

          If the Company's Year 2000 issues were unresolved, it is possible the Company would not have the ability to accurately and timely authorize and process benefits and claims, accurately bill customers, assess claims exposure, determine liquidity requirements, report accurate data to management, stockholders, customers, regulators and others, and would be subject to business interruptions or shutdowns, financial losses, reputational harm, loss of significant customers, increased scrutiny by regulators and litigation related to Year 2000 issues. The Company is attempting to limit the potential impact of the Year 2000 by monitoring the progress of its own Year 2000 project and those of its critical External Relationships and by developing contingency/recovery plans. The Company cannot guarantee that it will be able to resolve all of its Year 2000 issues. Any critical unresolved Year 2000 issues of the Company or its External Relationships could have a material adverse effect on the Company's results of operations, liquidity or financial condition.

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

                     FORM 10-Q - QUARTER ENDED JUNE 30, 1999

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

         In April 1998, the Company received notice that the Office of the Attorney General of New York State ("the State") was conducting an audit of the New York Medicaid billings of one of the outpatient provider operations with which it had an Administrative Services Agreement. The State was investigating whether the Company had any liability arising from the operation of, and its relationship with, that provider. In October 1998, the Company terminated its agreements with that provider. In May 1999, the Company reached a settlement agreement with the State which resolves all claims against the Company relating to this matter. Terms of the settlement include a payment of $382,000 plus $18,000 of interest. These amounts were fully accrued as of June 30, 1999.

         Although management believes that established reserves for the above matters are sufficient, it is possible that the final resolution of these matters may exceed the established reserves by an amount which could be material to the Company's results of operations. Due to the nature of these matters, the Company cannot predict when these matters will be resolved. The Company does not believe the ultimate outcome of these matters will have a material adverse effect on the Company's overall financial condition, liquidity or operations.

         Currently, there are no other such claims, suits or complaints that, in the opinion of management, would have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 23, 1999, the Company held its 1999 Annual Meeting of Shareholders. At the Annual Meeting, the following matters were submitted to a vote of shareholders:

1. The following eight individuals, constituting the full Board of Directors of the Company, were nominated and elected to serve as the directors of the Company:

                        John H. Foster                      FOR:                                9,118,935
                                                            WITHHOLD
                                                            AUTHORITY:                             21,680

                        Lawrence M. Davies                  FOR:                                9,118,935
                                                            WITHHOLD
                                                            AUTHORITY:                             21,680

                        Eric E. Anderson, Ph.D.             FOR:                                9,118,935
                                                            WITHHOLD:
                                                            AUTHORITY:                             21,680

                        Harvey V. Fineberg, M.D.            FOR:                                9,118,935
                                                            WITHHOLD
                                                            AUTHORITY:                             21,680

                        Timothy E. Foster                   FOR:                                9,118,935
                                                            WITHHOLD
                                                            AUTHORITY:                             21,680

                        Irwin Lehrhoff, Ph.D.               FOR:                                9,118,935
                                                            WITHHOLD
                                                            AUTHORITY:                             21,680

                        R. Bruce Mosbacher                  FOR:                                9,118,935
                                                            WITHHOLD
                                                            AUTHORITY:                             21,680

                        Shawkat Raslan                      FOR:                                9,118,935
                                                            WITHHOLD
                                                            AUTHORITY:                             21,680



2. The holders of 9,134,265 shares of common stock voted in favor of, the holders of 6,350 shares of common stock voted against, with respect to, the ratification of the selection of PricewaterhouseCoopers LLP, independent certified public accountants, to serve as independent accountants for the Company.

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



                                                           INTEGRA, INC.
                                                       -----------------------
                                                            (registrant)



August 12, 1999                                        /s/ Mark D. Gibson
---------------                                        -----------------------
    (Date)                                             Mark D. Gibson
                                                       Chief Financial Officer

INDEX TO EXHIBITS

   27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.