Form 10-Q
period 1999-09-30
INTEGRA INC
filed 1999-11-15
CIK 915859

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO
                               --------------------    --------------------

COMMISSION FILE NUMBER   1-13177

                                  INTEGRA, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                        13-3605119
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


1060 First Avenue - Suite 410
King of Prussia, PA                                        19406
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

As of November 4, 1999, Integra, Inc. had 10,138,552 shares of common stock, $0.01 par value, outstanding.

                                  INTEGRA, INC.
                  FORM 10-Q - QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX

FORM 10-Q                  FORM 10-Q                                                                      FORM 10-Q
 PART NO:                   ITEM NO.                 DESCRIPTION                                          PAGE NO.
 --------                   --------                 -----------                                          --------
I.                                                   FINANCIAL INFORMATION

                           1.                        Financial Statements

                                                     -        Consolidated Statements of
                                                              Operations for the Three Months
                                                              Ended September 30, 1999 and 1998                3

                                                     -        Consolidated Statements of Operations
                                                              for the Nine Months Ended September 30,
                                                              1999 and 1998                                    4

                                                     -        Consolidated Balance Sheets
                                                              as of September 30, 1999 and
                                                              December 31, 1998                                5

                                                     -        Consolidated Statements of
                                                              Cash Flows for the Nine Months
                                                              Ended September 30, 1999 and 1998                6

                                                     -        Consolidated Statement of
                                                              Changes in Stockholders' Equity
                                                              for the Nine Months Ended
                                                              September 30, 1999                               7

                                                     -        Notes to Consolidated Financial
                                                              Statements                                       8

                           2.                        Management's Discussion and Analysis of
                                                     Financial Condition and Results of Operations             10

II.                                                  OTHER INFORMATION

                           1.                        Legal Proceedings                                         16
                           6.                        Exhibits and Reports on Form 8-K                          17

                           Signatures                                                                          18

                           Index to Exhibits                                                                   19

                                  INTEGRA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                      Three Months Ended
                                                                         September 30,
                                                              ----------------------------------
                                                                 1999                     1998
                                                                 ----                     ----
Net revenues:
  Patient service revenue                                                             $        144
  Premium revenue                                            $      6,521                    3,499
                                                             ------------             ------------

       Total net revenues                                           6,521                    3,643
                                                             ------------             ------------

Cost of revenues:
  Patient service costs                                                                        155
  Premium service costs                                             4,085                    1,971
                                                             ------------             ------------

       Total cost of revenues                                       4,085                    2,126
                                                             ------------             ------------

Gross profit                                                        2,436                    1,517

Selling and administrative expenses                                 1,526                      902

Provision for doubtful accounts                                                                 12

Amortization of intangible assets and excess cost
  over fair value of net assets acquired                              123                      123
                                                             ------------             ------------

Income from operations                                                787                      480

Interest income - net                                                  (7)                     (67)
                                                             ------------             ------------

Income before income taxes                                            794                      547

Provision for income taxes                                             75                       30
                                                             ------------             ------------

Net income                                                   $        719             $        517
                                                             ============             ============

Net income per common share:
  Basic                                                      $       0.07             $       0.05
                                                             ============             ============
  Diluted                                                    $       0.07             $       0.05
                                                             ============             ============

Weighted average shares outstanding:
  Basic                                                        10,138,552               10,123,983
                                                             ============             ============
  Diluted                                                      10,541,075               10,514,227
                                                             ============             ============

                                  INTEGRA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                       Nine Months Ended
                                                                         September 30,
                                                              -----------------------------------
                                                                  1999                     1998
                                                                  ----                     ----
Net revenues:
  Patient service revenue                                                             $     19,201
  Premium revenue                                            $     19,116                    9,754
                                                             ------------             ------------

       Total net revenues                                          19,116                   28,955
                                                             ------------             ------------

Cost of revenues:
  Patient service costs                                                                     15,580
  Premium service costs                                            12,288                    5,774
                                                             ------------             ------------

       Total cost of revenues                                      12,288                   21,354
                                                             ------------             ------------

Gross profit                                                        6,828                    7,601
Selling and administrative expenses                                 4,275                    5,294

Provision for doubtful accounts                                                              1,201

Restructuring and other charges                                      (700)

Amortization of intangible assets and excess cost
  over fair value of net assets acquired                              365                      825
                                                             ------------             ------------

Income from operations                                              2,888                      281

Interest expense - related parties                                                           1,020

Interest expense - net                                                 28                      409
                                                             ------------             ------------

Income (loss) before income taxes                                   2,860                   (1,148)

Provision for income taxes                                            143                       92
                                                             ------------             ------------

Net income (loss)                                            $      2,717             $     (1,240)
                                                             ============             ============

Net income (loss) per common share:
  Basic                                                      $       0.27             $      (0.12)
                                                             ============             ============
  Diluted                                                    $       0.26             $      (0.12)
                                                             ============             ============
Weighted average shares outstanding:
  Basic                                                        10,138,552               10,094,369
                                                             ============             ============
  Diluted                                                      10,526,524               10,094,369
                                                             ============             ============

                                 INTEGRA, INC.

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                              September 30,
                           ASSETS                                                1999               December 31,
                                                                              (Unaudited)              1998
                                                                              -----------              ----
Current assets:
  Cash and cash equivalents                                                     $  2,299             $  2,452
  Restricted cash                                                                    700
  Accounts receivable, net of allowance for doubtful
     accounts of $71 in 1999 and $73 in 1998                                         814                  591
  Other accounts receivable                                                          198                  531
  Other current assets                                                               345                  442
                                                                                --------             --------

     Total current assets                                                          4,356                4,016

Property and equipment, net of accumulated amortization of $1,374 in
  1999 and $833 in 1998                                                            1,977                1,683
Intangible assets and excess cost over fair value of net assets acquired, net of accumulated amortization of $1,568 in 1999 and
  $1,203 in 1998                                                                  10,130               10,320
Other assets, net                                                                      8                   16
                                                                                --------             --------
                                                                                $ 16,471             $ 16,035
                                                                                ========             ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                                                  $    413
  Accounts payable                                                              $    145                  594
  Accrued expenses and other current liabilities                                   8,349                8,457
                                                                                --------             --------
     Total current liabilities                                                     8,494                9,464

Long-term debt                                                                                          1,250
Other long-term liabilities                                                                                 3
Deferred income tax liability                                                        293                  356
                                                                                --------             --------
     Total liabilities                                                             8,787               11,073
                                                                                --------             --------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, 20,000,000 shares
    authorized; issued 10,138,552 in 1999 and 1998                                   101                  101
  Capital in excess of par value                                                  87,508               87,508
  Accumulated deficit                                                            (79,925)             (82,642)
  Deferred compensation                                                                0                   (5)
                                                                                --------             --------
     Total stockholders' equity                                                    7,684                4,962
                                                                                ========             ========
                                                                                $ 16,471             $ 16,035
                                                                                ========             ========

                                  INTEGRA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                         ---------------------------
                                                                          1999                  1998
                                                                          ----                  ----
Cash flows from operating activities:
  Net income (loss)                                                     $  2,717             $ (1,240)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operations:
  Depreciation and amortization                                              906                1,253
  Provision for doubtful accounts                                                               1,201
  Non-cash portion of restructuring and other charges                       (700)
  Issue of warrant for financing guarantee                                                        880
Changes in assets and liabilities, net of effects of
  businesses acquired:
     (Increase) decrease in accounts receivable                             (223)                  57
     Increase in restricted cash                                            (700)
     Decrease in other current assets                                         35                   28
     Decrease in accounts payable                                           (449)              (1,840)
     Increase (decrease) in accrued expenses and other
       current liabilities                                                 1,240               (2,781)
     Increase in other assets and other liabilities                           (3)                 (21)
                                                                        --------             --------
         Net cash provided by (used in) operating
            activities                                                     2,823               (2,463)
                                                                        --------             --------

Cash flows from investing activities:
   Payments for acquisition of businesses, net of cash
     acquired of $8 in 1998                                                                      (498)
   Additional payments for businesses acquired in prior
     years                                                                  (591)              (4,775)
   Net proceeds from disposition of businesses                                                 24,129
   Purchases of property and equipment                                      (835)                (355)
                                                                        --------             --------

         Net cash (used in) provided by investing activities              (1,426)              18,501
                                                                        --------             --------

Cash flows from financing activities:
   Proceeds from borrowings                                                                     2,700
   Principal payments on long-term obligations                            (1,550)             (16,682)
                                                                        --------             --------

         Net cash used in financing activities                            (1,550)             (13,982)
                                                                        --------             --------

Net (decrease) increase in cash and cash equivalents                        (153)               2,056
Cash and cash equivalents at beginning of period                           2,452                2,154
                                                                        --------             --------
Cash and cash equivalents at end of period                              $  2,299             $  4,210
                                                                        ========             ========

Supplemental disclosures of cash flow information:
   Interest paid                                                        $     68             $    813
                                                                        ========             ========
   Income taxes paid                                                    $    233             $    142
                                                                        ========             ========

                                  INTEGRA, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                          COMMON SHARES      CAPITAL IN
                                      --------------------   EXCESS OF    ACCUMULATED     DEFERRED
                                      NUMBER     PAR VALUE   PAR VALUE      DEFICIT     COMPENSATION     TOTAL
                                      ------     ---------   ---------    -----------   ------------     ------
Balance at December 31, 1998          10,139       $101       $87,508      $(82,642)       $   (5)       $4,962
Amortization of deferred
  compensation                                                                                  5             5
                                                                              2,717                       2,717
Net income                            ------       ----       -------      --------        ------        ------

Balance at September 30,   1999
(unaudited)                           10,139       $101       $87,508      $(79,925)       $    -        $7,684
                                      ======       ====       =======      ========        ======        ======

                                  INTEGRA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)

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

         Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

NOTE 2 - INCOME TAXES

         The provision for income taxes is based on the Company's estimated effective income tax rate for 1999. At December 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $38,000. The Company will only be able to use the net operating loss carryforwards against future taxable earnings of the Company. In addition, as specified in the Internal Revenue Code, the Company's ability to use certain of the net operating loss carryforwards is limited as they were acquired by the Company in a purchase of the stock of other companies. The carryforwards expire in varying amounts through 2013. A valuation reserve has been established against the potential future benefit of the net operating loss carryforwards and other deferred tax assets.

                                  INTEGRA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)


NOTE 3 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                                      September 30,         December 31,
                                                                          1999                  1998
                                                                          ----                  ----
Medical claims payable................................                   $3,742                $1,359
Salaries and vacation.................................                      723                   614
Acquisition and sale related costs....................                      365                 1,070
Restructuring costs...................................                      478                 1,421
Long-term care and provider billing reserves..........                    1,972                 3,018
Other.................................................                    1,069                   975
                                                                         ------                ------
                                                                         $8,349                $8,457
                                                                         ======                ======

         Medical claims payable primarily represents the liability for healthcare services authorized or incurred and not yet paid by the Company's managed behavioral healthcare business. Medical claims payable are estimated based upon authorized healthcare services, past claim payment experience for member groups, patient census data and other factors. Effective January 1, 1999, the Company implemented coverage on a capitated contract in New York State which covers over 375,000 members and is currently the Company's largest contract. The Company estimates the medical claims payable for this contract in a manner similar to it existing contracts, however, the Company has not yet fully developed its own historical experience with this contract. As the Company continues to provide coverage and pay claims for this contract, management will make necessary revisions in the estimates used to determine medical claims payable. While the Company believes its estimate of the liability for medical claims payable is adequate, actual results could differ from such estimates.

NOTE 4 - RESTRUCTURING AND OTHER CHARGES

         In prior years, the Company established reserves in connection with its restructurings and the exit of long-term care and outpatient operations. As part of its ongoing evaluation of these reserves, at June 30, 1999, the Company determined, based on its assessment of all remaining open matters, that the Company was over accrued for these matters by $700. This change in estimate is separately reflected in the Statement of Operations under "Restructuring and Other Charges." The Company believes the remaining reserves for these matters are adequate at September 30, 1999, however, as the Company continues to pursue resolution of open matters, actual results could differ from such estimates.

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

         Premium revenue for the three and nine month periods ended September 30, 1999 increased from the corresponding periods of the prior year primarily due to one new contract in New York State for which the Company implemented coverage on a capitated basis effective January 1, 1999.

PREMIUM SERVICE COSTS

              Premium service costs are primarily comprised of medical claims and personnel costs associated with the Company's service delivery, support and management of the its portfolio of behavioral healthcare contracts. The Company estimates the medical claims cost of providing services under these agreements, including a reserve for services incurred, but not reported, based upon authorized healthcare services, past claim payment experience for member groups, patient census data and other factors. The Company typically does not subcapitate the risk of providing services under these contracts, but the Company arranges discounted fee-for-service rates with independent inpatient and outpatient behavioral health providers.

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

         Premium service costs increased for the three and nine month periods ended September 30, 1999 from the corresponding periods in the prior year. This increase is primarily a result of the coverage implemented on new contracts.

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses are primarily comprised of corporate office, sales and administration. Selling and administrative expenses increased to $1,526 for the three months ended September 30, 1999 from $902 for the same period in 1998. The increase is essentially a result of increased investment in sales and marketing and administrative personnel to support the increase in revenue. Selling and administrative expenses for the nine month period ended September 30, 1999 decreased to $4,275 from $5,294 for the same period in 1998. This decrease is essentially the result of the impact of the operations sold and the downsizing of the corporate office in connection with the Sale.

PROVISION FOR DOUBTFUL ACCOUNTS

         There was no provision for doubtful accounts for the three or nine month periods ended September 30, 1999 as compared to $12 for the three months ended September 30, 1998 and $1,201 for the nine months ended September 30, 1998. This decrease is a result of the Sale and exit of the outpatient provider operations. The Company's managed behavioral healthcare business has historically had minimal provision for doubtful accounts.

RESTRUCTURING AND OTHER CHARGES

         In prior years, the Company established reserves in connection with its restructurings and the exit of long-term care and outpatient operations. As part of its ongoing evaluation of these reserves, the Company determined, based on its assessment of all remaining open matters, that the Company was over accrued for these matters by $700. This change in estimate is separately reflected in the Statement of Operations under "Restructuring and Other Charges" and was recorded during the quarter ended June 30, 1999. The Company believes the remaining reserves for these matters are adequate at September 30, 1999, however, as the Company continues to pursue resolution of open matters, actual results could differ from such estimates.

INTEREST EXPENSE - RELATED PARTIES

         In 1998, as a contingency plan in the event the Sale had not been not completed, the Company entered into an agreement with certain investment partnerships (the "Investment Partnerships") which are significant stockholders of the Company and are managed by Foster Management Company, an affiliated party, to obtain their commitment to guarantee an additional $7,000 of financing. This amount represented the Company's estimated additional cash needs during 1998 for contingent payments, seller notes and for restructure related activities. Under the terms of the agreement, the Investment Partnerships were to receive the following: (i) a commitment fee of 2% of the guaranteed amount;
(ii) a draw down fee of 2% on borrowings in excess of $5,000; (iii) an unused commitment fee of 1/2% per annum; and (iv) warrants to purchase 400,000 shares of common stock of the Company at a price of $0.05 per share (the "Integra Warrants") or, in the event the Sale was not consummated, a transaction fee of $3,500 payable on April 30, 1999. With the Sale completed in 1998, the cost to the Company of this guarantee was $140 in cash paid to the Investment Partnerships and a non-cash charge of approximately $880 which represents the difference between the exercise price of the Integra Warrants and the fair market value of the underlying Company Common Stock on the closing date of the Sale to PsychPartners. These charges, which are non-recurring in nature, have been recorded in the Company's results of operations for the quarter ending June 30, 1998.

INTEREST EXPENSE - NET

         Interest expense, net, decreased for the three and nine month periods ended September 30, 1999 from the corresponding periods in the prior year. This decrease is primarily due to the pay down of bank debt in May 1998 with proceeds from the Sale to PsychPartners.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations was $2,823 for the nine months ended September 30, 1999, compared to net cash used in operations of ($2,463) for the same period in the prior year. Unrestricted cash and cash equivalents decreased to $2,299 at September 30, 1999 from $2,452 at December 31, 1998. At September 30, 1999, the Company also had $700 in cash which is contractually restricted as a reserve for medical claims payable.

         At September 30, 1999, the Company had a working capital deficit of $4,138. The deficit is primarily attributable to accrued liabilities of $2,815 which pertain to the exit of the outpatient provider behavioral group practice business and reserves established for long-term care and other provider billing matters. Although these amounts are classified as current due to their nature, the Company does not expect that all of these amounts will require payment in the next year. The remainder of the Company's accrued liabilities are operating in nature.

         The Company has established a Credit Facility with PNC Bank which allows for up to $10,000 of available borrowings. The Company currently has no borrowings outstanding under this Facility. At September 30, 1999, the Company was in default of a financial covenant contained in the Credit Facility. The Company is currently negotiating with the Bank for a waiver of this covenant. The Credit Facility is secured by substantially all of the assets of the Company.

         The Company believes that the cash flow generated by the Company's operations together with its existing cash and availability of additional borrowings under its Credit Facility will be sufficient to meet the Company's cash requirements in 1999.

         The Company's current ratio, working capital and debt to equity ratio are set forth below for the dates indicated:

                                                            September 30, 1999                December 31, 1998
                                                            ------------------                -----------------
         Current Ratio...............................               .51:1                             .42:1
         Working Capital Deficit.....................            $(4,138)                          $(5,448)
         Debt to Equity..............................                -                                .34:1

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

NEW CONTRACT

         Effective January 1, 1999, the Company implemented coverage of a behavioral health carve-out contract with a health plan covering over 375,000 members. The Company expects that this contract will generate over $12,500 in annual revenues and it is currently the Company's largest contract. Profitability under this capitated contract will depend upon the Company's ability to manage the utilization of services within the premiums received. An underestimation in the expected utilization of services for this contract could result in a material loss to the Company.

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



State of Readiness

          The Company's internal IT systems are largely centralized and consist primarily of purchased software. The Company's IT hardware infrastructure is built mainly around IBM PC compatible servers and desktop systems. The Company's IT software primarily utilizes Microsoft systems including SQL Server, Windows NT, Internet Information Server, Exchange and Office. The Company believes these systems are either compliant or, with soon to be released "service packs" from Microsoft, will be compliant by December 31, 1999. The Company's clinical and claims administration software has been certified by the vendor as being Year 2000 compliant. Year 2000 remediation costs incurred in 1998 were approximately $100 and are estimated at under $250 in 1999.

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



CAUTIONARY STATEMENT

         Matters discussed above contained forward-looking statements that are based on the Company's estimates, assumptions and projections. Major factors which could cause results to differ materially from those expected by management include the timing and nature of reimbursement changes, the nature of changes in laws and regulations that govern various aspects of the Company's business, new criteria adopted to determine medical necessity for behavioral health services, the outcome of post-payment reviews of the Company's billings to Medicare patients in long-term care facilities, Year 2000 issues, pricing of managed care and other third party contracts, the utilization and cost of services under the Company's capitated contracts, the direction and success of competitors, management and customer retention and unanticipated market changes.

                                  INTEGRA, INC.

                  FORM 10-Q - QUARTER ENDED SEPTEMBER 30, 1999

PART II

ITEM 1 - LEGAL PROCEEDINGS

         From time to time, the Company is a party to certain claims, suits and complaints which arise in the course of business.

         In March 1998, the Company received notification that the Medicare Intermediary in California completed a post payment medical review of billings previously submitted and paid between 1990 and 1994. Based on the results of their review, the Intermediary has requested a refund of approximately $1,200,000. Services were denied primarily on the basis of medical necessity and incomplete documentation. The Company has requested an administrative hearing. As of December 31, 1997, the Company had fully reserved for the above amount.

         In April 1998, the Company received notice that the Office of the Attorney General of New York State ("the State") was conducting an audit of the New York Medicaid billings of one of the outpatient provider operations with which it had an Administrative Services Agreement. The State was investigating whether the Company had any liability arising from the operation of, and its relationship with, that provider. In October 1998, the Company terminated its agreements with that provider. In May 1999, the Company reached a settlement agreement with the State which resolves all claims against the Company relating to this matter. Terms of the settlement include a total payment of $382,000 plus $18,000 of interest. These amounts were fully accrued.

         During the first half of 1999, the Company received notification of potential Medicaid program billing issues in Nevada in connection with services performed at the Company's former Nevada outpatient group practice subsidiaries which were sold by the Company at the end of 1997. Upon further review of the Company's former Nevada Medicaid billings, the Company has determined that certain Nevada Medicaid billings of these former outpatient practices were not in accordance with Medicaid program regulations. In accordance with the Company's disclosure policy, the Company disclosed this matter to the Nevada Medicaid program and is cooperating with the State of Nevada in its review of this matter. The Company believes this matter will result in the Company having to repay approximately $400,000 including penalties and interest, to the Nevada Medicaid program. This amount is fully reserved for at September 30, 1999 as part of the Company's long term care and provider billing reserves.

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



                                                    INTEGRA, INC.
                                            -----------------------------------
                                                     (registrant)



November 10, 1999                               /s/Mark D. Gibson
-----------------                           -----------------------------------
         (Date)                                  Mark D. Gibson
                                                Chief Financial Officer

INDEX TO EXHIBITS

10(r) Severance Agreement dated August 27, 1999 by and between the Company and Mark D. Gibson.


10(s) Severance Agreement dated August 27, 1999 by and between the Company and Lawrence M. Davies.

27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.