Form 10-K
period 1999-12-31
INTEGRA INC
filed 2000-03-30
CIK 915859

                                                                           DRAFT



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from           to

                         Commission file number 1-13177

                                  INTEGRA, INC.

             (Exact Name of Registrant as Specified in its Charter)

               Delaware                                         13-3605119
  (State or Other Jurisdiction of                          (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)

       1060 First Avenue
       King of Prussia, Pennsylvania                                19406
  (Address of Principal Executive Offices)                       (Zip Code)

Registrant's telephone number, including area code 610-992-7000

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

         As of March 14, 2000, 10,138,552 shares of Common Stock, $.01 par value, were outstanding, and the aggregate market value of the shares of Common Stock, $.01 par value, held by non-affiliates of the registrant as of March 29, 2000 was approximately $5,400,000. (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose).

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the documents, all or portions of which are incorporated by reference herein, and the Part of the Form 10-K into which the document is incorporated:

         Part III incorporates information by reference from portions of the registrant's Proxy Statement to be filed with respect to the 2000 Annual Meeting of Stockholders scheduled to be held on June 21, 2000.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

         Integra, Inc. ("Integra" or the "Company") provides employee assistance programs ("EAP") and managed behavioral healthcare services through full and shared risk arrangements with managed care organizations, health plans and employers typically on a capitated per member (employee) per month basis. In addition, the Company provides an array of other behavioral health services including: employee assistance programs; third party clinical case management and claims administration. At December 31, 1999, Integra's contract service areas were principally concentrated in Connecticut, Delaware, Georgia, Maryland, New Jersey, New York, Pennsylvania, Rhode Island, Virginia and Tennessee. Integra was incorporated in Delaware in 1991 under the name Apogee, Inc. and changed its name to Integra in 1998. The Company is listed on the American Stock Exchange and trades under the symbol "IGR."

FORWARD LOOKING STATEMENTS

         This report contains forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations and beliefs concerning future events. When used in this report, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties related to and including, without limitation, the Company's effective and timely initiation and development of new client relationships and programs, the maintenance of existing client relationships and programs (particularly since the Company relies on seven (7) customers to produce 81% of the Company's EAP and Managed Behavioral Healthcare segment revenues), the successful marketing of the Company's managed behavioral healthcare services, the achievement of satisfactory levels of both gross and operating margins, the recruitment and retention of qualified personnel, the continued enhancement of computer and information technologies and operational and financial systems, changes in competition, general economic conditions, costs of financing and leasing of equipment, the adequacy of cash flows from operations and available financings to fund capital needs and future growth, changes in governmental rules and regulations applicable to the Company, the outcome of post-payment reviews of the Company's billing to Medicare patients in long-term care facilities during the period when the Company provided such services, purchase price adjustments, indemnification provisions and contingent liabilities pertaining to the Company's sale and exit of the outpatient operations, utilization and cost of services under the Company's capitated contracts and other risks set forth in this report and in the Company's other filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

RECENT DEVELOPMENTS

Sale and Exit of Outpatient Operations

         In December 1997, the Company announced its plans to exit outpatient provider behavioral health group practice operations. In connection with this plan, the Company entered into an Agreement of Purchase and Sale (the "Purchase Agreement") to sell to PsychPartners, L.L.C., an Alabama limited liability company, through two subsidiaries of PsychPartners, substantially all of the assets of the outpatient provider behavioral health group practice business (hereafter referred to as the "Sale"). The Company completed the Sale as of May 18, 1998 (see Terms of Sale below). Practices located in the Western region of the United States were not included in the Sale and as a result, during 1998, the Company sold, divested or shut down all of these remaining operations. In January 2000, PsychPartners filed for protection under Chapter 11 of the Federal Bankruptcy Laws. As discussed in Note 3 of the Company's Notes to Consolidated Financial Statements, the Company recorded a reserve of $1,700 at December 31, 1999 for potential exposures relating to certain leases assigned in the Sale.

TERMS OF SALE - OUTPATIENT PROVIDER BUSINESS

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

         On May 14, 1998, at a Special Meeting of the Shareholders of the Company, the shareholders approved and adopted the terms of the Purchase Agreement with PsychPartners. Effective on May 18, 1998, the Company completed the Sale. The purchase price paid at closing consisted of: (a) $26,400,000 in cash, (b) a warrant contingently issuable to purchase 230,000 Common Units of PsychPartners, L.L.C. at a purchase price of $.05 per Common Unit and (c) the assumption of certain liabilities. The purchase price was subject to adjustment if the cash, accounts receivable, deposits and prepaid expenses of the Practices are less than the liabilities and future contingent payment obligations of the Practices. The Company believes it appropriately reserved for any potential purchase price adjustment. In March 1999, the Company made a payment to PsychPartners for purchase price adjustments of approximately $94,000.

EAP AND MANAGED BEHAVIORAL HEALTHCARE MARKET

         Mental illness and alcohol and drug abuse remain serious health problems in the United States. In an effort to improve the clinical outcomes of treating these illnesses and to handle care in a cost-effective manner, employers, health plans and managed care organizations have increasingly turned to Managed Behavioral Healthcare Companies ("MBHCs"). In a study by Open Minds, a behavioral healthcare trade publication, the total managed behavioral healthcare market was approximately $5.0 billion in 1997. This study estimated that approximately 72% of all Americans with health insurance are enrolled in a managed behavioral health plan. MBHC enrollment has increased approximately 15% a year since 1993, based upon the Open Minds study. Management believes that enrollment continues to grow due to (i) privatization of programs such as CHAMPUS and Medicaid; (ii) a continued emphasis on cost containment by employers and payors; (iii) the inherent subjective nature of the diagnosis and treatment of mental health disorders; and (iv) the advent of recent "parity" laws requiring that behavioral health conditions be treated on a par with other medical conditions and (v) pressure upon employees to address the personal problems and needs of employees.

MANAGED BEHAVIORAL HEALTHCARE BUSINESS

         In general, the managed behavioral healthcare business may be divided into four categories of care. Based on the Open Minds studies, the following summarizes these categories of care:

                                              Beneficiaries           Total
                                               In Millions         Annual Growth
Category of Care                             As of January 1,       by Category
----------------                             ----------------       -----------
                                            1999         1998
                                            ----         ----
Utilization Review/Case Management
     and Non-Risk Based
     Network Services ............           71.8         68.8          4.4%
Risk-Based Network Services ......           49.0         45.1          8.6%
Employee Assistance Programs .....           41.8         31.4         33.1%
Integrated Programs ..............           14.2         16.9        (16.0)%
                                            -----        -----
                                            176.8        162.2          9.0%
                                            =====        =====

         Integra offers programs and services in each of these categories. According to Open Minds, risk-based network products and Employee Assistance Programs are the most rapidly growing segments of the managed behavioral healthcare industry. These product areas are the primary focus of Integra's development efforts.

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

Employee Assistance Programs ("EAPs")

         An EAP is a worksite-based program designed to assist in the early identification and resolution of productivity problems associated with behavioral conditions or other personal concerns of employees and their dependents. Under its EAPs, Integra's network providers or other affiliated clinicians provide assessment and referral services to employee beneficiaries and their dependents. These services consist of evaluating a patient's needs and, if indicated, providing counseling and/or identifying an appropriate provider, treatment facility or other resource for more intensive treatment services. EAP services typically include consultation services, evaluation and referral services, employee education and outreach services. Integra's EAP contracts generally provide between three (3) and eight (8) sessions of counseling. The Company believes that federal and state "drug-free workplace" measures and Federal Occupational Health and Safety Act requirements, together with the growing public perception of increased violence in the workplace, have prompted many companies to implement EAPs. As reflected in the Open Minds studies, this is the fastest growing segment of this market in recent years. Although EAPs originated as a support tool to assist managers in dealing with troubled employees, payors increasingly regard EAPs as an important component in the continuum of behavioral healthcare services and to some extent as the portal for entry into all Company sponsored health and benefit programs.

         Through its EAP program, Integra also offers a variety of workplace intervention programs including crisis intervention services under which it will provide on-site counseling to employees who are experiencing emotional distress as a result of a severe workplace incident. Integra has been developing a larger portfolio of workplace related programs as add on services to its EAP programs, including management consultations, organizational development and other specialized training and intervention programs. Integra has emphasized clinical data and seeks to partner with companies focused upon an integrated human resources strategic plan around the health and productivity of its work force. Workplace interventions targeted by data review and analysis can demonstrate a significant impact upon the costs of employment as well as the business effectiveness of organizations. Integra has developed such a data focus as a core competency.

Integrated EAP/Managed Behavioral Healthcare Services

         EAPs are typically utilized in a preventive role and in facilitating early intervention and brief treatment of behavioral healthcare and other employee problems before more extensive treatment is required. In an effort to both reduce costs and increase accessibility and ease of treatment, employers are increasingly attempting to consolidate EAP and managed behavioral healthcare services into a coordinated program. Consequently, Integra markets and sells EAP in connection with its managed behavioral healthcare programs through "integrated" product offerings. Integrated products offer employers comprehensive treatment services and management of all aspects of behavioral healthcare. Although integrated EAP/managed behavioral healthcare products are currently only a small component of the overall industry, the Company expects this market segment to eventually grow. In 1999 Integra's program at the Bayer Company was selected as the Quality Award for EAP excellence winner by EAP Digest/EAPA. Integra has also received awards from the National Managed Healthcare Congress (NMHCC) in 1996 and 1998. These awards give Integra a unique status as the quality leader.

REIMBURSEMENT

         During 1999, all of the Company's net revenues were derived from the EAP and Managed Behavioral Healthcare segment of which 50% of the revenues relate to a contract which expires on December 31, 2000. The Company estimates that 41% and 15% of its net revenues during 1998 and 1997, respectively, were derived from Managed Behavioral Healthcare business. This increase is a result of the Sale and the exit of the remaining Patient Service and Provider operations in May 1998 as well as the growth of the EAP and Managed Behavioral Healthcare segment. In the past, through these former operations, a significant percentage of the Company's revenues were received directly from Medicare, Medicaid and CHAMPUS. With the exit of the Patient Service and Provider operations, the Company no longer bills these entities directly. The Company's premium or managed care revenues are generated at the present time exclusively from managed care companies and employers. Potential contracts with union trusts and government agencies are also being pursued. Integra intends to derive new sources of revenue from the Internet (World Wide Web) and formation of new programs focused upon COMPASS(R) and other proprietary tools. See "Business Strategy."

BUSINESS STRATEGY

         Increase Enrollment in EAP and Managed Behavioral Healthcare Products. The Company believes it has an opportunity to increase covered lives in all its managed behavioral healthcare products. The Company believes its reputation for high quality in-service delivery and clinical outcomes will further enhance its ability to increase ASO and EAP covered lives with large corporate customers and union trusts. According to Open Minds, EAP is the fastest growing segment in recent years. The Company intends to build upon its experience in managing programs for large corporate customers and to market integrated programs to the Company's existing EAP customers and other prospective corporate clients. The Company further believes that it has an opportunity to increase revenues, earnings and cash flows from operations by increasing the number of lives covered by its risk-based products. The Company has made investments in management and systems infrastructure to position itself as a leading provider of risk-based products for managed behavioral healthcare. Management believes there will be a continuing shift to risk-based products. According to Open Minds, industry enrollment in risk-based products grew from approximately 13.6 million in 1993 to approximately 49.0 million in 1999, representing a compound annual growth rate of over 25%. The Company believes that the market for risk-based products has grown and will continue to grow as payors attempt to reduce their cost of providing behavioral healthcare while ensuring a high quality of care and an appropriate level of access to care. The Company believes enrollment in its risk-based products will increase through growth in new covered lives and through some transition of covered lives in ASO and EAP products to risk-based products.

         Sales and Marketing Personnel. Although the Integra EAP and Managed Behavioral Healthcare segment has experienced an average of over 54% in same store revenue growth in the last four years, the Company has historically made limited investments in sales and marketing. At December 31, 1998, the Company had four dedicated individuals in this department. During 1999, the Company increased resources in this area to eight individuals. The Company believes that this increased investment in sales and marketing personnel will put the Company in a position to continue generating strong internal revenue growth.

         Continue to invest in Clinical Outcomes Measures. Management believes a key differentiation of Integra from its competitors is the manner in which the Company uses clinical patient data to make decisions about patient care.

         The Company's COMPASS(R) system is a patented, unique and scientifically valid decision support system which tracks and evaluates the effectiveness of behavioral healthcare concurrently with treatment, while at the same time collecting information useful to case managers. The ability to use this information, congruent with treatment decisions for the patient will assist in lowering behavioral healthcare costs to customers while maintaining or increasing treatment effectiveness. Management believes COMPASS(R) is one of the only systems which can "severity adjust" patient data, which is necessary for the valid use of such data in providing therapist or program performance.

         Integra believes it is the one of the few organizations that can provide a customer with a proven behavioral health outcomes management and decision support system which allows for a seamless measure to manage a patient's improvement (decline) across all behavioral health treatment settings. The Company intends to continue to update and enhance this tool. Management also believes that an opportunity exists for the Company to expand the use of this strategy over the Internet (World Wide Web).

EAP AND MANAGED BEHAVIORAL HEALTHCARE CUSTOMERS

         General. The following table sets forth the revenue for the year ended December 31, 1999 in each of the Company's customer groups described below:

                                                    Covered         Revenue
Market                                               Lives       (In Thousands)      Percent
------                                               -----       --------------      -------
Health Plans and Managed Care Organizations          407,000        $  13,397           52.6%
Workplace (Corporations and Labor Unions) .          759,000            9,634           37.9%
Public Sector .............................           34,000            2,424            9.5%
                                                   ---------        ---------          -----
          Total ...........................        1,200,000        $  25,455          100.0%
                                                   =========        =========          =====

         Health Plans and Managed Care Organizations. The Company has continued to experience growth in its business with health plans and managed care organizations ("HMOs"). HMO contracts are full, limited or shared risk contracts in which the Company generally accepts a fixed fee per member per month from the HMO in exchange for providing a full or specified range of behavioral healthcare services for a specific portion of the HMO's beneficiaries. Although certain large HMOs provide their own managed behavioral healthcare services, many HMOs "carve out" behavioral healthcare from their general healthcare services and subcontract such services to managed behavioral healthcare companies such as the Company. The Company anticipates that its business with HMOs will continue to grow.

         Corporations and Labor Unions. Corporations and, to a lesser extent, labor unions, account for a large number of the Company's contracts to provide managed behavioral healthcare services and, in particular, EAP and integrated EAP/managed care services. The Company has structured a variety of fee arrangements with corporate customers to cover all or a portion of the responsibility of the cost of providing treatment services. In addition, the Company operates a number of programs for corporate customers on an ASO basis. Management believes the corporate market is an area of potential growth for the Company, as corporations are anticipated to increase their utilization of managed behavioral healthcare services particularly as a result of recent "parity" laws (see "Regulation").

         Public Sector. The Company provides managed behavioral healthcare services to Medicaid and Medicare recipients through subcontracts with HMOs focused on these beneficiary populations. The Company expects that governmental agencies will continue to implement a significant number of managed care Medicaid programs through contracts with HMOs and that many HMOs will subcontract with managed behavioral healthcare organizations, such as Integra, for behavioral healthcare services. The Company also expects that states and counties will continue the trend of "carving-out" behavioral healthcare services from their general healthcare benefit plans and contracting directly with managed behavioral healthcare companies such as the Company. While the Company believes this is a growing market, it intends to selectively pursue only those opportunities which it believes will appropriately value Integra's differentiated and quality approach to managed behavioral healthcare.

MANAGED BEHAVIORAL HEALTHCARE NETWORK

         The Company's EAP and Managed Behavioral Healthcare treatment services are provided by a network of third party providers. The number and type of providers in a particular area depend upon customer preference, geographic concentration and demographic make-up of the beneficiary population in that area. Network providers generally include a variety of specialized behavioral healthcare personnel, such as psychiatrists, psychologists, licensed clinical social workers, substance abuse counselors and other professionals.

         As of December 31, 1999, the Company had contractual arrangements covering over 8,000 individual third party network providers. The Company's network providers are independent contractors located throughout the local areas in which the Company's customer's beneficiary population resides. Network providers work out of their own facilities and include individual practitioners with a variety of healthcare licenses (e.g., physicians, psychologists, licensed clinical social workers), individuals who are members of group practices or other licensed centers or programs, inpatient psychiatric and substance abuse hospitals, intensive outpatient facilities, partial hospitalization facilities and community health centers. Network providers typically execute standard contracts with the Company for which they are typically paid by the Company on a fee-for-service basis. In some cases, network providers are paid on a "case rate" basis, whereby the provider is paid a set rate for an entire course of treatment, or through other risk sharing arrangements. A network provider's contract with the Company typically has a three-year term, with automatic renewal at the Company's option for successive terms.

VALUE BASED BUSINESS

         Integra's management has formally adopted the Company's Mission and Values -- the reason Integra is in business, and the standards to which its employees should strive to achieve on a daily basis. This mission and these values have been introduced to Integra's employees, are fully integrated into the Company's culture and distinguish Integra from its competitors.

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

         It is management's belief that a strong commitment to these values will enable the Company's employees to build the Company's business and their careers and provide the foundation upon which Integra's business plans are developed. During 1999, the Company devoted one of its mandatory all-employee quarterly meetings to a review and emphasis upon these values.

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

         Positioning the Company for continued growth requires the high quality value-based approach for which Integra has been recognized. Management believes that the future success of the Company is predicated on the ability of the Company to differentiate itself.

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

Utilization Review/Third Party Administrator Laws

         Several of the states in which Integra conducts its business have enacted legislation requiring organizations engaged in utilization review to register and to meet certain operating standards. Utilization review regulations typically impose requirements with respect to qualifications of personnel, appeal procedures, confidentiality and other matters relating to utilization review services. Integra is currently registered in Maryland, New York, Pennsylvania, Tennessee and Texas for such services. Integra has been able to comply with the applicable legislation without significant expense to date. Integra may be required to comply with similar statutes if other states in which it conducts its business impose such requirements or if the Company begins doing business in a state which has such requirements.

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

         Regulations imposed upon healthcare providers also include provisions relating to the conduct of, and ethics in, the practice of psychiatry, psychology, social work and related mental healthcare professions, and, in certain cases, the common law duty to warn others of danger or to prevent patient self-injury. In addition, there are federal and state laws that require providers of mental health or substance abuse treatment services to maintain the confidentiality of treatment records and information with respect to such patients. These laws generally specify the conditions under which patient-specific information may be disclosed, and may be enforced through the imposition of criminal fines and other penalties. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") includes a provision that prohibits the wrongful disclosure of certain "individually identifiable health information." HIPAA requires the Secretary of the United States Department of Health and Human Services (the "Department") to adopt standards relating to the transmission of such health information by healthcare providers and healthcare plans. On November 3, 1999, the Department issued proposed HIPAA privacy and confidentiality regulations. The regulations, when final, would require the Company to adopt and implement certain administrative safeguard policies and procedures to comply with the HIPAA regulations. The Company cannot predict at the present time the estimated cost to comply with these regulations. Under the proposed regulations, as presently stated, the Company would have 24 months after the effective date of the final regulations to comply with the regulations. Although the Company believes that such regulations do not at present materially impair the Company's operations, there can be no assurance that such indirect regulation will not have a material adverse effect on the Company in the future.

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

Customer Regulation

         Integra is indirectly affected by regulations imposed on its customers which include, among other things, benefits mandated by statute, exclusions from coverage prohibited by statute "parity" requirements, procedures governing the payment and processing of claims, record keeping and reporting requirements, requirements for and payment rates applicable to coverage of Medicare and Medicaid beneficiaries, provider contracting and enrollee rights, and confidentiality requirements. Any such direct and indirect regulation could have a material adverse effect on the Company's business, financial condition or results of operation.

Government Pay

         Medicare. Medicare is a federal health insurance program which provides health insurance coverage for certain disabled persons, for persons aged 65 or older and for certain persons with end stage renal disease. There are two components to the Medicare program: Part A which covers inpatient services, home healthcare and hospice care and Part B which covers physicians, other healthcare professionals and outpatient services. Medicare is funded by both beneficiary and federal contributions.

         Prior to the passage of the Balanced Budget Act of 1997, Medicare beneficiaries could (i) receive services on a fee-for-service basis pursuant to which Medicare generally pays providers based on a national fee schedule subject to the applicable copayment or (ii) elect to enroll with a managed care organization which had entered into a direct contract with Medicare whereby the organization is paid a predetermined amount for each covered Medicare beneficiary without regard to the frequency, extent or nature of services delivered. The Balanced Budget Act of 1997 reformed Medicare in a number of respects, including the phase out of existing Medicare risk contracts and the creation of the Medicare+Choice program. The Medicare+Choice program allows Medicare beneficiaries, in addition to traditional fee-for-service Medicare, to have access to a wide array of private health plan choices beyond the previously existing managed care arrangements. These additional plan options include "Coordinated Care Plans" which include an HMO with or without point of service option; a Provider-Sponsored Organization plan; a PPO plan; and a demonstration Medical Savings Account project. Given the infancy of the Medicare+Choice program, the Company cannot predict what effect, if any, the program will have on the Company's future Medicare revenues. At present, the Company does not directly bill the government for services under Medicare.

         Medicaid. Medicaid is the state administered and state and federally funded program which provides health insurance coverage for certain low-income individuals. For qualified Medicare beneficiaries "dual eligibles," the Medicaid program pays the beneficiary's Part B premiums and may reimburse all deductibles and copayment portions of the approved Medicare charge up to an allowable amount established by each Medicaid program. The extent of actual copayment contributions varies widely by state. Most Medicaid programs cover behavioral healthcare services but may limit the number of approved visits per year. There has been an increasing trend for Medicaid programs to contract with managed care organizations to administer care and control costs for its beneficiaries. In these situations, the Company and its providers must be approved to participate on the select provider panel in order to treat patients.

         Government and other third-party payors' healthcare policies and programs have been subject to changes in payment levels and payment methodologies during past years, including determination of medical necessity for behavioral health services. There can be no assurance that future changes will not reduce reimbursement from those sources for behavioral healthcare services.

         Prior to the Sale and exit of the Patient Service and Provider segment, the Company provided direct clinical services to some patients who were beneficiaries of the federal Medicare and Medicaid programs. The compensation received by the Company for such services was established by fee schedules and other similar cost containment measures. In order to receive Medicare reimbursement, the local operations of the Company's outpatient service and provider business were required to be registered with Medicare as a group provider. In addition, each individual provider had to be certified as an independently practicing provider and be assigned an individual provider number. The certification criteria, which are established by the Department of Health and Human Services, are interpreted and administered by each state.

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

         The Social Security Act imposes criminal and civil penalties upon persons who make or receive kickbacks, bribes or rebates in connection with the Medicare or Medicaid programs. These anti-fraud and abuse rules prohibit providers and others from soliciting, offering, receiving or paying, directly or indirectly, any remuneration in return for either making a referral for services or items or ordering any services or items for which payment may be made under a federal healthcare program. Upon conviction, violations of these rules may be punished by fine of up to $25,000 or imprisonment for up to five years, or both. The government may impose civil monetary penalties. In addition, the Medicare and Medicaid Patient and Program Protection Act of 1987 imposes civil sanctions for violation of these prohibitions, punishable by exclusion from the Medicare and Medicaid program; such exclusion, if applied to Integra's operations, could result in significant loss of reimbursement. Management knows of no such violations and in addition under the Company's Medicare Compliance Program, actively seeks to ensure full compliance with the law.

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

Budget Acts

         The 1998 Budget Act does not contain any legislation that affects the managed behavioral healthcare industry. Accordingly, the 1998 Budget Act should not have a material adverse effect on the Company. However, in August 1997, Congress enacted a Budget Act which included provisions designed to reduce Medicare expenditures over the next five years by $115 billion, compared to projected Medicare expenditures before adoption of the Budget Act. The five-year savings in projected Medicare payments to physicians and hospitals would be achieved under the Budget Act by reduced fee-for-service reimbursement and by changes in managed care programs designed to increase enrollment of Medicare beneficiaries in managed care plans. The increase in Medicare enrollment in managed care plans would be achieved in part by allowing provider-sponsored organizations and preferred provider organizations to compete with Medicare health maintenance organizations for Medicare enrollees. All of these plans are potential customers of Integra

         Prior to adoption of the 1997 Budget Act, states generally were prohibited from requiring Medicaid recipients to enroll in managed care products that covered only Medicaid recipients. The Medicaid-related provisions of the 1997 Budget Act gave states broad flexibility to require most Medicaid recipients to enroll in managed care products that only cover Medicaid recipients. The 1997 Budget Act also allows states to limit the number of managed care organizations with which the state will contract with to deliver care to Medicaid beneficiaries. These changes could have a positive impact on the Company's business, if they result in increased enrollment of Medicaid beneficiaries in managed care organizations and increased Medicaid spending on managed care. However, these changes also may result in significant competition for such contracts.

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

         The Mental Health Parity Act of 1996 ("MHPA") requires employer sponsored group health plans that provide both mental health benefits and medical/surgical benefits to have the same aggregate lifetime and annual dollar limits for mental health benefits as they do for medical and surgical benefits. MHPA is effective for plan years beginning in 1998. Because MHPA does not affect the amount, duration or scope of mental health benefits provided by a plan, other than annual and lifetime dollar limits, or even require group health plans to provide mental health benefits if they do not already, it's impact on the Company's has been negligible. For example, the MHPA parity requirement does not apply to a plan if its application will raise plan costs by 1% or more. Another limitation is the use of benefit design features, other than dollar limitations, for controlling costs for mental health, such as limited visits or days of coverage, requirements related to medical necessity, or prior authorization or referrals by primary care physicians. Many states already have mental health parity laws that vary with regard to coverage.

         Pending parity legislation, in Congress and numerous state legislatures, would generally require health insurers to offer mental health coverage on equal terms as their coverage of physical ailments. The Company cannot predict whether these legislative initiatives will be passed or, if so, the effect on the Company. However, the Company believes that, if legislation is enacted, many affected group health plans will not be capable to administer mental health plans. The Company is uniquely situated and skilled in this area to manage mental health benefit plans and the effect of the enactment of any such legislation may have a favorable impact on the operations of the Company.

EMPLOYEES

         At December 31, 1999, the Company employed approximately 125 full time equivalent employees. The Company has not experienced any significant difficulty in filling open positions with qualified employees. None of the Company's employees are represented by a labor union and the Company is not aware of any current activities to organize any of its employees. Management considers the relationship between the Company and its employees to be good.


INSURANCE

         The Company maintains general and professional liability insurance. The policy is written in a "claims made" or "occurrence" basis subject to per occurrence deductibles and annual aggregates. The Company believes its coverage's and limits are adequate for current operations.

Executive Officers of the Company


         Certain information with respect to the executive officers of the Company is set forth below:

                                                                                     Age at
                                                                                    December
 Name                                            Position with the Company          31, 1999
 ----                                            -------------------------          --------
 Shawkat Raslan...............................   Chairman of the Board and             48
                                                 Director
 Eric E. Anderson, Ph.D.......................   President, Chief Executive            48
                                                 Officer and Director

         SHAWKAT RASLAN, has been Chairman of the Board since November 12, 1999. Mr. Raslan has been a Director of the Company since February 1994. Mr. Raslan serves as President and Chief Executive Officer of International Resources Holdings, Inc., an asset management and investment advisory service. He has held these positions since 1982. Mr. Raslan serves as a director of U.S. Home Care Corporation.

         ERIC E. ANDERSON, Ph.D. has been President and Chief Executive Officer since November 17, 1999. He has been a director and served as President and Chief Operating Officer of the Company since October 1998. Dr. Anderson joined the Company in June 1997 and served as President and Chief Executive Officer of the Company's behavioral managed care operation until September 1998. From January 1996 to June 1997, Dr. Anderson served as a consultant in the managed behavioral health and information technology industries. From February 1994 to December 1996, Dr. Anderson was an Executive Vice President and General Manager for Medco Behavioral Care Corp. From May 1991 to January 1994, Dr. Anderson served as Senior Vice President for College Health Enterprises. Prior to that he managed the behavioral healthcare operation of PacifiCare. Dr. Anderson is a licensed psychologist and has over twenty years of behavioral health experience.

         No family relationship exists between any of the directors or executive officers of the Company. Executive officers serve at the discretion of the Board of Directors.

ITEM 2. PROPERTIES.

         The Company's principal executive office is located at 1060 First Avenue, King of Prussia, Pennsylvania. In addition, the Company leases other office space and clinical facilities. See Note 14 of Notes to the Company's Consolidated Financial Statements for information concerning the Company's leases for its office and patient care facilities. The Company does not anticipate that it will experience any difficulty in renewing any such leases upon their expiration or obtaining different space on comparable terms if such leases are not renewed. The Company believes that these facilities are well maintained and are of adequate size for present needs.

ITEM 3. LEGAL PROCEEDINGS.

         From time to time, the Company is a party to certain claims, suits and complaints which arise in the course of business. The following relate to the Company's discontinued operations which were sold and exited in May 1998.

         In March 1998, the Company received notification that the Medicare Intermediary in California completed a post payment medical review of billings previously submitted and paid between 1990 and 1994. Based on the results of their review, the Intermediary has requested a refund of approximately $1,200,000. Services were denied primarily on the basis of medical necessity and incomplete documentation. A trial date has been scheduled for the second quarter of 2000 with a Federal Administrative Law Judge during which the Company intends to vigorously contest the Intermediary's findings. At December 31, 1999 the Company was fully reserved for the above amount.

         In April 1998, the Company received notice that the Office of the Attorney General of New York State ("the State") was conducting an audit of the New York Medicaid billings of one of the outpatient provider operations with which it had an Administrative Services Agreement. The State was investigating whether the Company had any liability arising from the operation of and its relationship with, that provider. In October 1998, the Company terminated its agreements with that provider. In May 1999, the Company reached a settlement agreement with the State which resolves all claims against the Company relating to this matter. Terms of the settlement include a total payment of $382,000 plus $18,000 of interest. These amounts were fully accrued at December 31, 1999 and are expected to be paid in full by the end of the first quarter of fiscal year 2000.

         During the first half of 1999, the Company received notification of potential Medicaid program billing issues in Nevada in connection with services performed at the Company's former Nevada outpatient group practice subsidiaries which were sold by the Company at the end of 1997. Upon further review of the Company's former Nevada Medicaid billings, the Company determined that certain Nevada Medicaid billings of these former outpatient practices were not in accordance with Medicaid program regulations. In accordance with the Company's full disclosure policy, the Company disclosed this matter to the Nevada Medicaid program. In December 1999, the Company reached a settlement agreement with the State of Nevada which resolves all claims against the Company relating to this matter. Terms of the settlement include a total payment of $455,000 plus interest at a simple rate of 7%. The Company paid the first of two installment payments of $227,500 in December 1999. The remaining installment is reserved for at December 31, 1999 as part of the Company's long-term care and provider billing reserves and is expected to be paid in full by the end of the second quarter of fiscal year 2000.

         Additionally, during 1998, the Company entered into a Corporate Integrity Agreement (the "Agreement") with the Office of Inspector General of the United States Department of Health and Human Services ("OIG") whereas the Company agreed to undertake certain compliance obligations. The Company, as required under the terms of the Agreement and with the assistance of outside auditors, filed its first annual report with the OIG in December 1999. As of March 29, 2000, no response has been received from the OIG. There were certain findings in the audit report that management is in the process of resolving. The Company believes, due to the nature of the findings, no reserve for potential liability is required at December 31, 1999.

         In January 2000, PsychPartners filed for protection under Chapter 11 of the Federal Bankruptcy Laws. (See "Restructuring Charges" for further disclosure of the PsychPartners Chapter 11 bankruptcy filing).

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         A significant shareholder of the Company has committed to advance up to $2 million through March 1, 2001 to fund working capital deficits of the Company. Compensation of the commitment includes the issuance of up to 100,000 warrants for common stock. This issuance is subject to shareholder approval, however, should such warrants not be approved, the commitment still serves as a binding agreement to the Company and the significant shareholder will receive cash compensation for the value of the warrants.

         During 1999, the Company's Board of Directors ratified and approved the establishment of an employee stock option plan (the "1999 Plan") under which options to purchase up to 1,000,000 shares of the Company's common stock may be granted to employees, officers and directors. The 1999 Plan is subject to shareholder approval.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is quoted on the American Stock Exchange under the symbol IGR. As of March 29, 2000, there were approximately 1,972 shareholders of record. The Company included individual position listings when calculating the number of shareholders. The following table sets forth the reported high and low sales prices of the Company's common stock for the periods indicated.


                                                    HIGH           LOW
                                                    ----           ---
        Fiscal Year Ended December 31, 1998
                 First Quarter ............        2 7/8          2 1/4
                 Second Quarter ...........        2 9/16         2
                 Third Quarter ............        2 9/16         1 1/2
                 Fourth Quarter ...........        2 3/8          1 1/8
        Fiscal Year Ended December 31, 1999
                 First Quarter ............        1 11/16        1 1/16
                 Second Quarter ...........        1 5/8          1 1/14
                 Third Quarter ............        2 13/16        1 5/16
                 Fourth Quarter ...........        2 1/8          1 1/4

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

Recent Sales of Unregistered Securities

          (1) In May 1998, the Company issued warrants to purchase an aggregate of 400,000 shares of common stock at any time over a three year period at an exercise price of $.05 per share to Abbingdon Venture Partners Limited Partnership and Abbingdon Venture Partners Limited Partnership-II (collectively, the "Investment Partnerships"). These warrants were issued in return for the Investment Partnerships' commitment to guarantee additional financing for the Company. Registration under the Securities Act of the warrants, and the shares issuable upon the exercise of the warrants, was not required because such securities were issued in a transaction not involving any "public offering" within the meaning of Section 4(2) of the Securities Act, in reliance on Rule 506 under the Securities Act. Each of the Investment Partnerships was an accredited investor and there was no general solicitation or general advertising in connection with such issuance. The Investment Partnerships attempted to exercise these warrants in December 1999. The Company is currently evaluating this matter with the assistance of outside legal counsel.

ITEM 6. SELECTED FINANCIAL DATA.

         The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and the accompanying Notes presented elsewhere herein.

                  (Dollars in thousands, except per share data)

                                                                        YEARS ENDED DECEMBER 31,
                                    -----------------------------------------------------------------------------------------------
                                        1999                1998                 1997                 1996                 1995
                                    ------------        ------------         ------------         ------------         ------------
INCOME STATEMENT DATA:
Net revenues (1) ...........        $     25,455        $     32,569         $     70,144         $     78,727         $     68,269
Gross profit ...............               8,695               9,021               15,942               18,640               17,737
Income (loss) from
     Operations ............                 497                 590              (59,672)             (12,826)              (2,924)
Net income (loss) ..........                 303                (935)             (61,218)             (13,594)              (2,451)
Basic and diluted net
     income (loss) per
     common share (2) ......                 .03               (0.09)               (6.17)               (1.39)               (0.26)
Weighted average
     Shares outstanding (2):
     Basic .................          10,138,552          10,104,999            9,921,374            9,786,599            9,414,839
     Diluted ...............          10,532,109          10,104,999            9,921,374            9,786,599            9,414,839

                                                      AS OF DECEMBER 31,
                            ------------------------------------------------------------------------
                              1999            1998            1997            1996            1995
                            --------        --------        --------        --------        --------
BALANCE SHEET DATA:
Current assets .....        $  3,359        $  4,016        $  9,958        $ 16,445        $ 29,886
Total assets .......          15,230          16,035          43,600          97,783         109,051
Current liabilities            9,664           9,464          37,604          23,547          23,305
Total debt .........              --           1,663          14,700          12,808          11,246
Stockholders' equity           5,270           4,962           4,713          65,181          78,739

(1) Net revenues for 1999 reflects premium revenue only in contrast to 1998 which reflects premium revenue and patient service revenue.

(2) In 1997 the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which establishes new standards for computing and presenting earnings per share by replacing the presentations of weighted shares outstanding, inclusive of common stock equivalents, with a dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the dilutive effect of all stock options, shares contingently payable in connection with certain acquisitions and convertible debentures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
                             (DOLLARS IN THOUSANDS)
Overview

         The Company provides EAP and managed behavioral healthcare services through full and shared risk arrangements with employers, health plans and managed care organizations to perform behavioral health services on a capitated per member per month basis. In addition, the Company provides an array of behavioral health services including: employee assistance programs ("EAP's"), third party clinical case management and claims administration. At December 31, 1999, Integra's contract service areas were principally concentrated in Connecticut, Delaware, Maryland, New Jersey, New York, Pennsylvania, Rhode Island, Virginia and Tennessee.

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

Managed Behavioral Healthcare

         Prior to 1994, the Company was not a direct provider of managed behavioral healthcare services. During 1994, the Company acquired the Integra managed behavioral healthcare company which at the time was principally a regional provider of employee assistance programs. Subsequent to the acquisition of Integra, the Company continued to invest in additional systems and management infrastructure and began actively seeking full-risk capitation arrangements with health plans and other managed care organizations. With the completion of the above-mentioned Sale and exit of the outpatient provider behavioral health group practice operations, the Company elected to change the name of the parent company from Apogee, Inc. to Integra, Inc. The Company believes the Integra name is well established and respected in the behavioral health market. As indicated elsewhere this business segment has grown significantly since its acquisition, and in particular since 1997.

Segment Reporting

         Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), was adopted by the Company for 1998. This standard requires disclosure of segment information on the same basis used internally for evaluating segment performance and deciding how to allocate resources to segments. The

Company's operating segments are organized by product line. During 1999, the Company had only one operating segment, EAP and Managed Behavioral Healthcare, for purposes of SFAS No. 131. During 1998 and 1997, the Company had two segments: (1) EAP and Managed Behavioral Healthcare and (2) Patient Service and Provider (see Note 13 of the Notes to the Company's Consolidated Financial Statements for a financial presentation of the Company's segments).

         As noted above and further explained in Notes 1 and 3 of the Notes to the Company's Consolidated Financial Statements, the Company has exited all business lines except for EAP and Managed Behavioral Healthcare. The strategic decision to exit the Patient Service and Provider segment was made by the Company's Board of Directors in December 1997 and was substantially completed during 1998. Segment information for the Patient Service and Provider segment in 1998 reflects the results of operations of these practices essentially through the date of the Sale to PsychPartners in May 1998. The Company did not have Patient Service and Provider businesses in operation during 1999.

         The Company's continuing EAP and Managed Behavioral Healthcare segment provides managed behavioral healthcare services through full and shared risk arrangements with employers, health plans and managed care organizations. The Company's revenues are primarily generated through capitated contracts. Revenues are generated entirely in the United States. Approximately 81% of this segment's revenues were generated by seven (7) customers. The Company believes this concentration of revenue over a small customer base is fairly consistent with industry trends.

Results of Operations

         The Company's Consolidated Financial Statements include the accounts of the Company and all wholly owned and beneficially owned subsidiaries. All significant intercompany accounts and transactions, including management fees, have been eliminated.

         With regard to the Patient Service and Provider segment which was completely exited in 1998, because of corporate practice of medicine laws in certain states in which the Company operated, the Company did not own the professional corporations which operated the professional and clinical aspects of the behavioral health provider operations in those states, but instead had the contractual right to designate, in its sole discretion and at any time, the licensed professional who was the owner of the capital stock of the professional corporation at a nominal cost ("Nominee Arrangements"). In addition, the Company entered into exclusive long-term management services agreements ("Management Services Agreements") with the professional corporations. Through the Management Services Agreements, the Company had exclusive authority over decision making relating to all major ongoing operations of the underlying professional corporations with the exception of the professional aspects of the practice of psychiatry, psychology and other professional behavioral healthcare services as required by certain state laws. Under the Management Services Agreements, the Company established annual operating and capital budgets for the professional corporations and compensation guidelines for the clinical professionals. The Management Services Agreements generally had initial terms of ten years or greater. The method of computing the management fees varied by contract. Management fees were based on either (i) billings of the affiliated practice less the amounts necessary to pay professional compensation and other professional expenses or (ii) a license fee per location, reimbursement of direct costs, reimbursement of marketing costs plus a markup, and a flat administrative fee or (iii) a percentage of gross receipts of the affiliated practice. In all cases, these fees were meant to compensate the Company for expenses incurred in providing covered services plus a profit. These interests were unilaterally saleable and transferable by the Company and fluctuated based upon the actual performance of the operations of the professional corporations.

         Through the Nominee Arrangements, the Company had a significant long-term financial interest in the affiliated practices and, therefore, according to Emerging Issues Task Force No. 97-2 "Application of FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, and APB Opinion No. 16, Business Combinations, to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangement", the Company consolidated the results of the affiliated practices with those of the Company. Because the Company must present consolidated financial statements, net revenues are presented in the accompanying Consolidated Statements of Operations. With the Sale and exit of the Company's provider operations, the Company has transferred its rights under the Management Services Agreements, or terminated those relationships.

         The following table sets forth, for the periods indicated, operating results of the Company:

                                                                                 (Dollars in thousands)

                                                                                 Years Ended December 31,
                                                                         ----------------------------------------
                                                                           1999            1998            1997
                                                                         --------        --------        --------
Net revenues:
  Premium revenue ...............................................        $ 25,455        $ 13,368        $ 10,425
  Patient service revenue .......................................                          19,201          59,719
                                                                         --------        --------        --------

     Total net revenues .........................................          25,455          32,569          70,144
                                                                         --------        --------        --------
Cost of revenues:
  Premium service costs .........................................          16,760           7,955           5,819
  Patient service costs .........................................                          15,593          48,383
                                                                         --------        --------        --------

     Total cost of revenues .....................................          16,760          23,548          54,202
                                                                         --------        --------        --------
Gross profit ....................................................           8,695           9,021          15,942
Selling and administrative expenses .............................           6,510           6,260          10,447
Provision for doubtful accounts .................................                           1,221           4,226
Amortization of intangible assets
  and excess cost over fair value of
  net assets acquired ...........................................             488             950           2,441
Write down of assets ............................................                                          38,400
Restructuring and other charges, net ............................           1,200                          20,100
                                                                         --------        --------        --------
Income (loss) from operations ...................................        $    497        $    590        $(59,672)
                                                                         ========        ========        ========

EAP and Managed Behavioral Healthcare Segment Revenue

         Premium revenue for the EAP and Managed Behavioral Healthcare segment is essentially comprised of the Company's portfolio of agreements with health plans, managed care organizations and employers to provide inpatient and outpatient behavioral health services. Revenues are primarily generated through capitated managed behavioral health and employee assistance programs. The fees are defined by contract and are primarily calculated on a fixed per member per month fee. Revenues under these contracts are recorded in the month for which the member is entitled to services. Generally, these membership contracts are on a one to three year basis and are subject to various cancellation provisions which are typical to industry practice. This segment had approximately 1,200,000, 800,000 and 600,000 covered lives at December 31, 1999, 1998 and
1997, respectively.

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

         EAP and Managed Behavioral Healthcare premium revenue for 1999 increased 90% to $25,455 from $13,368 in 1998. This increase was the result of the Company securing a capitated-based contract covering over 400,000 lives with a health plan in New York. Premium revenue for 1998 increased 28% to $13,368 from $10,425 in 1997. This increase was primarily the result of new contracts for both capitated managed behavioral health services and employee assistance programs.

Patient Service and Provider Segment Revenue

         Revenue for the Patient Service and Provider segment was reported when earned at the time of service at the estimated amounts to be realized through payments from patients, third party payors and others for services rendered. Third party reimbursement was initially billed at "usual, customary and reasonable" market rates. Aggregate billings were adjusted when recorded to reflect the estimated amounts realizable from third party payors based on the Company's historical experience and contractual rates established with the payors. Patient service revenue represented billings of the Company's operations other than its EAP and Managed Behavioral Healthcare segment. As stated above, the Company exited all Patient Service and Provider segment operations as of December 31, 1998.

         Patient service revenue for 1998 decreased to $19,201 from $59,719 in 1997. This decrease was the result of the execution of the Company's plan to sell or shut down all Patient Service and Provider segment operations. The Sale of the eastern outpatient operations was completed on May 18, 1998. The remaining outpatient operations were shut down or sold during the first quarter of 1998. No revenue from this segment was recognized in 1999. The Company does not expect to reenter this segment in the foreseeable future.

Cost of Revenues

         EAP and Managed Behavioral Healthcare segment cost of revenues increased in 1999 to $16,760 from $7,955 in 1998. This increase is primarily a result of a large contract which began coverage on January 1, 1999. EAP and Managed Behavioral Healthcare segment cost of revenues increased in 1998 to $7,955 from $5,819 in 1997. This increase was primarily a result of new contracts which began coverage in 1998.

         Patient Service and Provider segment costs of revenues for 1998 decreased from $48,383 in 1997 to $15,593. This decrease was primarily the result of the Sale and exit of this segment. No patient service revenues were generated in 1999 or are expected in the future.

Selling and Administrative Expenses

         Selling and administrative expenses are primarily comprised of corporate office, regional management and centralized billing expenses. Selling and administrative expenses increased to $6,510 in 1999 from $6,260 in 1998 as a result of costs incurred in connection with severance payments made to certain former officers of the Company. Selling and administrative expenses decreased to $6,260 in 1998 from $10,447 in 1997 as a result of the Sale and exit of the outpatient provider operations and downsizing of the Company's corporate and regional management offices.

Provision for Doubtful Accounts

         There was no provision for doubtful accounts in 1999 compared to $1,201 for 1998. This decrease is a result of the Sale and exit of the outpatient provider operations. The Company's EAP and Managed Behavioral Healthcare segment has historically had minimal provision for doubtful accounts.

         The provision for doubtful accounts decreased to $1,221 in 1998 from $4,226 in 1997. This decrease was also result of the Sale and exit of the outpatient provider operations. The provision for doubtful accounts was estimated based on an ongoing review of collectibility of the Company's accounts receivable. The Company believes the provision for doubtful accounts and the associated allowance for doubtful accounts are adequate based on management's ongoing review of collectibility.

         The Company recorded additional accounts receivable reserves of $1,400 in 1997 pertaining largely to the Company's long-term care business which the Company exited in 1996. The amounts were included as a component of "Restructuring and Other Charges" in the accompanying Consolidated Statements of Operations (see Restructuring and Other Charges below). Including these amounts, the provision for doubtful accounts would have been 8% of net revenues in 1997.

Amortization of Intangible Assets and Excess Cost Over Fair Value of Net Assets Acquired

         Amortization of intangible assets and excess cost over fair value of net assets acquired decreased to $488 in 1999 from $950 in 1998. Amortization of intangible assets and excess costs over fair value of net assets decreased to $950 in 1998 from $2,441 in 1997. These decreases are a result of the Sale and exit of the outpatient operations in 1998. In light of the repositioning of the Company as a managed behavioral healthcare company and continuing changes in the managed healthcare industry, the Company changed its estimated useful life for the excess of cost over fair value of assets acquired from 40 years to 25 years in 1997.

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

         If over the remaining useful life of such assets, the expected undiscounted future cash flows are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. In estimating future cash flows, the Company uses a combination of recent operating results, financial forecasts and budgets, and management estimates and assumptions of factors such as growth and potential future changes when determining whether an asset is impaired, and in measuring assets that are impaired, the Company groups assets by geographic region. The geographic region is the level at which the Company contracts with managed care payors, deploys administrative and clinical resources and consolidates back office operations. In addition, patients and Company providers often use clinic locations interchangeably within a geographic region. Upon signing a non-binding memorandum of understanding ("MOU") with PsychPartners in October 1997, the Company had an impairment indicator as the fair value of the Company's assets included in the MOU were less than their respective carrying values. Accordingly, the Company performed undiscounted cash flow analyses. In accordance with the Company's policy and SFAS 121, during 1997, the Company measured the carrying value of the related intangible assets against the estimated future undiscounted cash flows expected to result from the continued use of these assets. The analyses indicated full recovery of the related intangible assets prior to the expiration of their remaining estimated useful lives which were approximately 36 years. The Company changed its strategic direction in December 1997 with respect to these assets and the Board approved a plan to exit and dispose of the outpatient operations (see "Sale and Divestiture of Outpatient Business"). Accordingly, in December 1997, the Company revised its cash flow analyses to reflect the cash flows expected to result from the use of these assets prior to their disposal as well as the proceeds expected to result from their disposal based upon the terms of the Purchase Agreement with PsychPartners and recorded a charge of $38,400 to write down the carrying amounts of these businesses to their estimated fair value less costs to sell. The Sale was completed as of May 18, 1998. Net revenues for all of the outpatient group practices were approximately $19,201 and $58,056, and recorded loss from operations including an allocated amount of corporate overhead was approximately ($850) and ($2,696) in 1998 and 1997, respectively, excluding the above write down of assets and restructuring and other charges.

         Based upon these fundamental changes in the nature of Integra's business, management's ability to operate and grow the business, no change in estimating fair value cash are indicated for 1999.

Restructuring and Other Charges

         This charge is comprised of the following:

                                                                                Years Ended December 31,
                                                                                  1999            1997
                                                                                  ----            ----
                                                                                                <C
          Restructuring charges ........................................        $  1,700        $ 14,200
          Long-term care and provider billing reserves .................             200           5,900
          Change in estimate (restructuring $266, provider billing $434)            (700)
                                                                                --------        --------
                                                                                $  1,200        $ 20,100
                                                                                ========        ========

Restructuring Charges

         In December 1997, the Company recorded a provision for restructuring pertaining to the Company's decision to divest the outpatient provider group practices operations that were not sold to PsychPartners, and to reorganize corporate office functions to reflect the exit from the outpatient business. The writedown of assets included a goodwill impairment charge of $10,287 associated with the operations the Company exited. The remainder of the write down of assets consisted primarily of fixed assets related to the discontinued operations. When the Company reached the decision to exit the outpatient business, in accordance with its policy and SFAS 121, the Company measured the carrying value of the related assets against the estimated fair market value for these remaining operations less costs to dispose and recorded the above writedown. Contract termination costs pertain primarily to accrued costs for lease terminations, and storage of clinical records. Employee severance costs included the accumulation of benefits set forth in the Company's severance policy which were paid to approximately 200 of the Company's employees who were terminated as a result of the restructuring plan. The primary employee groups affected included clinical and administrative personnel at Western region clinic locations and regional and corporate staff. The Company's restructuring plan was substantially completed in 1998.

         In January 2000, PsychPartners filed for protection under Chapter 11 of the Federal Bankruptcy Laws. Based on discussions with PsychPartners personnel it intends to discontinue all future operations and liquidate all existing assets to satisfy outstanding obligations. Under the terms of the Purchase Agreement, PsychPartners assumed responsibility for all facility leases associated with the practices sold. While the Company obtained assignment letters for many of these leases, the Company is evaluating whether it may have contingent exposure under these agreements. The Company is in the process of coordinating with PsychPartners, the landlords and special counsel which the Company engaged to assist in this matter. The Company estimates there are approximately 35 open leases with approximately $2,500 in remaining payments under the lease terms, not including certain fees and expenses for which the Company may be responsible. The Company intends to aggressively pursue resolution of part of the lease situations in terms most favorable to the Company. Due to the nature of real estate law, it is probable the Company will be responsible for a portion of these remaining lease obligations. Accordingly, the Company recorded a charge of $1,700 at December 31, 1999, for this potential exposure.

         In addition to the above lease exposure, PsychPartners defaulted on certain deferred contingent purchase price obligations which were part of the original acquisition agreements for practices previously purchased by Integra. These liabilities were also assumed by PsychPartners under the terms of the Purchase Agreement. The Company believes it has no remaining responsibility for these obligations, however, the individuals associated with these practices may choose to assert a claim against the Company. At December 31, 1999, the Company has not established a reserve for these amounts which it estimates may aggregate to $1,000. The Company intends to vigorously contest any claims related to this matter.

         As part of its ongoing evaluation of these reserves, at June 30, 1999, the Company determined, based on its assessment of all remaining open matters at that time, that the Company was over-accrued for these matters by $266. This change in estimate is offset by additional restructuring reserves of $1,700 recorded in the fourth quarter 1999 relating to the lease exposure as a result of PsychPartners' Chapter 11 bankruptcy filing as discussed above.

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

         The following summarizes the Company's restructuring activity:

                                                                Restructure                                            Restructure
                                     1997          Amounts       Balance at      1999        Change in     Amounts      Balance at
                                  Restructure    Utilized in      December    Restructure     Estimate     Utilized      December
                                   Provision     1997 & 1998      31, 1998     Provision        1999        in 1999      31, 1999
                                   ---------     -----------      --------     ---------        ----        -------      --------
          Write down of assets      $11,622       $(11,622)
          Contract termination
            costs ............        2,253           (909)        $1,344        $1,700        $(266)        $(494)       $2,284
          Employee severance
            costs ............          325           (248)            77                                      (77)
                                    -------       --------         ------        ------        -----         -----        ------
                                    $14,200       $(12,779)        $1,421        $1,700        $(266)        $(571)       $2,284
                                    =======       ========         ======        ======        =====         =====        ======

Long-term care and provider billing reserves

     During 1996, the Company established a $1,300 reserve in connection with the notification by the Office of the Inspector General of the Department of Health and Human Services ("OIG") and the Department of Justice ("DOJ") that certain of the Company's Medicare Part B and related co-insurance billings previously submitted for services to Medicare patients in long-term care facilities in Florida were being reviewed. The Company reached a tentative agreement to settle this civil matter for $3,000 in December 1997. Accordingly, the Company recorded an additional reserve of $1,700 at December 31, 1997. The Company also reserved $1,400 against the suspended accounts receivable with the Florida Intermediary. In October 1998, the Company executed a final settlement agreement with the OIG and DOJ, which resolved all of the claims against the Company relating to this matter. The terms of this settlement included a repayment of approximately $3,000 which the Company made during 1998. Additionally, during 1998, the Company entered into a Corporate Integrity Agreement (the "Agreement") with the OIG whereas the Company agreed to undertake certain compliance obligations. The Company, as required under the terms of the Agreement and with the assistance of outside auditors, filed its first annual report with the OIG in December 1999. As of March 29, 2000, no response has been received from the OIG. There were certain findings in the audit report that management is in the process of resolving. The Company believes, due to the nature of the findings, no reserve for potential liability is required at December 31, 1999.

         In March 1998, the Company received notification that the Medicare Intermediary in California completed a post payment medical review of billings previously submitted and paid between 1990 and 1994. Based on the results of their review, the Intermediary has requested a refund of approximately $1,200. Services were denied primarily on the basis of medical necessity and incomplete documentation. The Company has requested an administrative hearing. As of December 31, 1999, the Company was fully reserved for the above amount.

         In April 1998, the Company received notice that the Office of the Attorney General of New York State ("the State") was conducting an audit of the New York Medicaid billings of one of the outpatient provider operations with which it had an Administrative Services Agreement. The State was investigating whether the Company had any liability arising from the operation of, and its relationship with that provider. In October 1998, the Company terminated its agreements with that provider. In May 1999, the Company reached a settlement agreement with the State which resolves all claims against the Company relating to this matter. Terms of the settlement include a total payment of $382 plus $18 of interest. These amounts were fully accrued at December 31, 1999 and are expected to be paid in full by the end of the first quarter of fiscal year 2000.

         During the first half of 1999, the Company received notification of potential Medicaid program billing issues in Nevada in connection with services performed at the Company's former Nevada outpatient group practice subsidiaries which were sold by the Company at the end of 1997. Upon further review of the Company's former Nevada Medicaid billings, the Company determined that certain Nevada Medicaid billings of these former outpatient practices were not in accordance with Medicaid program regulations. In accordance with the Company's full disclosure policy, the Company disclosed this matter to the Nevada Medicaid program. In December 1999, the Company reached a settlement agreement with the State of Nevada which resolves all claims against the Company relating to this matter. Terms of the settlement include a total payment of $455 plus interest at a simple rate of 7%. The Company paid the first of two installment payments of $228 in December 1999. The remaining installment is reserved for at December 31, 1999 as part of the Company's long-term care and provider billing reserves and is expected to be paid in full by the end of the second quarter of fiscal year 2000.

         As part of its ongoing evaluation of these reserves, at June 30, 1999, the Company determined, based on its assessment of all remaining matters at that time, that the Company was over accrued for these matters by $434. This change in estimate is partially offset by additional billing reserves of $200 recorded in the fourth quarter 1999 relating to the settlement of the Nevada matter discussed above.

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

Interest Expense-Related Party

         In order to provide for additional financing if the Sale to PsychPartners did not occur in 1998, the Company entered into an agreement with certain investment partnerships (the "Investment Partnerships"), which were significant stockholders of the Company and were managed by Foster Management Company, an affiliated party, to obtain their commitment to guarantee an additional $7,000 of financing. This additional financing amount represented the Company's estimated additional cash needs during 1998 for contingent payments, seller notes and restructure related activities.

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

Liquidity and Capital Resources

         Net cash provided by operations was $1,331 in 1999, compared to net cash used in operations of $4,399 in 1998. Cash provided is primarily a result of the income incurred in 1999 as well as the cash used for restructuring-related payments. Cash and cash equivalents remained fairly consistent, increasing to $2,452 at December 31, 1998 from $2,154 at December 1997. In 1998, the Company used $936 in cash for capital expenditures compared with $948 and $1,293 in 1998 and 1997, respectively.

         In May 1998, the Company completed the sale of its eastern outpatient operations to PsychPartners. Net proceeds from the Sale were primarily used to repay bank debt, fund acquisition notes and contingent consideration, settle the Florida Medicare review and fund other restructuring costs (see above).

         As further discussed in Note 9 of the Notes to the Company's Consolidated Financial Statements, the Company was in default of certain covenants contained in its credit facility, principally related to capital expenditures for computer equipment, with PNC Bank (the "Facility") at December 31, 1999. There were no borrowings outstanding under the Facility at December 31, 1999. The Company was not able to obtain a waiver from PNC Bank. Accordingly, PNC Bank withdrew the Facility. The Company is continuing its efforts to secure new financing. In order to meet cash flow demands through December 31, 2000, the Company has obtained a commitment from a significant shareholder to advance up to $2 million through March 1, 2001 (refer to Note 19 of the Notes to the Company's Consolidated Financial Statements for discussion of the terms of the commitment). The Company believes this advance is adequate to meet cash flow needs through fiscal year 2000.

                  As further discussed in Note 12 of the Notes to the Company's Consolidated Financial Statements of Notes to the Company's Consolidated Financial Statements, a contract with a customer representing approximately 50% of revenues will terminate on December 31, 2000. Management is in the process of renegotiating the terms of this Agreement. Management is not aware of any reasons that this contract would not be renewed.

         The Company's current ratio, working capital and debt to equity ratio are set forth below for the dates indicated:

                                              December 31, 1999                 December 31, 1998
                                              -----------------                 -----------------
         Current Ratio                              .35:1                             .42:1
         Working Capital deficit                   $(6,305)                          $(5,448)
         Debt to Equity                               -                               .34:1

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

         The Company relies on information technology ("IT") systems and other systems and facilities such as telephones, building access control systems and heating and ventilation equipment ("Embedded Systems") to conduct its business. These systems may have been potentially vulnerable to year 2000 problems due to their use of date information. The Company also has business relationships with customers and healthcare providers and other critical vendors who are themselves reliant on IT and Embedded Systems to conduct their businesses.

         State of Readiness. The Company's internal IT systems are largely centralized and consist primarily of purchased software. The Company's IT hardware infrastructure is built mainly around IBM PC compatible servers and desktop systems. The Company's IT software primarily utilizes Microsoft systems including SQL Server, Windows NT, Internet Information Server, Exchange and Office. The Company believes these systems are compliant at December 31, 1999. The Company's clinical and claims administration software has been certified by the vendor as being year 2000 compliant. The Company has completed testing of this system and believes it to be compliant. Year 2000 remediation costs incurred in 1999 and 1998 were $60 and $100, respectively.

         External Relationship. The Company also faced the risk that one or more of its critical suppliers or customers ("External Relationships") would not be able to interact with the Company due to the third party's inability to resolve its own year 2000 issues, including those associated with its own External Relationships. The Company has assessed its External Relationships and risk rating each External Relationship based upon the potential business impact, available alternatives and cost of substitution. The Company attempted to determine the overall year 2000 readiness of its External Relationships. In the case of significant customers and mission critical suppliers such as banks, telecommunications providers and other utilities and IT vendors, the Company engaged in discussions with the third parties and obtained information as to those parties' year 2000 plans and state of readiness. The Company believes its External Relationships will be year 2000 ready.

         Risks and Contingency/Recovery Planning. If the Company's year 2000 issues were unresolved, it is possible the Company would not have the ability to accurately and timely authorize and process benefits and claims, accurately bill customers, assess claims exposure, determine liquidity requirements, report accurate data to management, stockholders, customers, regulators and others, and would be subject to business interruptions or shutdowns, financial losses, reputational harm, loss of significant customers, increased scrutiny by regulators and litigation related to year 2000 issues. The Company attempted to limit the potential impact of the year 2000 by monitoring the progress of its own year 2000 project and those of its critical External Relationships and by developing contingency/recovery plans.

         The Company has developed contingency/recovery plans aimed at maintaining the continuity of critical business functions before and after December 31, 1999 and through March 1, 2000. As part of that process, the Company has developed manual work alternatives to automated processes which will be designed to maintain business continuity. These manual alternatives presume, however, that basic infrastructure such as electrical power and telephone service, as well as purchased systems which are advertised to be year 2000 compliant by their manufacturers (primarily IT hardware and software) will remain unaffected by the year 2000 problem. The Company engaged various testing techniques using Integra, Inc. Information Technology staff and external consultants during the last half of 1999. Minor problems revealed as a result of such testing were corrected. Integra's Y2000 readiness was deemed complete in December 1999. No significant problems were encountered and the Company believes it will not have future difficulty.

Inflation

         A significant portion of the Company's operating expenses have been subject to inflationary increases, including clinical and administrative salaries and rent expense. Based on management's assessment, the Company has historically been unable to substantially offset inflationary increases through price increases but believes the Company has somewhat mitigated the effect by expanding services and increasing operating efficiencies. There can be no assurance that the Company will be able to offset future inflationary increases in expenses, if any, which would result in a dilutive impact on the Company's future earnings. However, management is currently in the process of exploring a variety of E-commerce and Internet based strategies to reduce potential future operating costs and gain the benefit of potential efficiencies through the use of appropriate technology.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                                                          Page
                                                                                                          ----
Consolidated Balance Sheets as of December 31, 1999
and December 31, 1998...............................................................................        38

Consolidated Statements of Operations For the Years
Ended December 31, 1999, 1998 and 1997..............................................................        39

Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 1999, 1998 and 1997................................................        40

Consolidated Statements of Cash Flows For the Years
Ended December 31, 1999, 1998 and 1997..............................................................        41

Notes to Consolidated Financial Statements..........................................................        42

Report of Independent Accountants...................................................................        62

Schedule II Valuation of Qualifying Accounts........................................................        68

                                  INTEGRA, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             December 31,
                               ASSETS                                                    1999             1998
                                                                                         ----             ----
Current assets:
     Cash and cash equivalents ................................................        $    706         $  2,452
     Assets restricted for the settlement of unpaid claims ....................           1,000
     Accounts receivable, net of allowance for doubtful
         accounts .............................................................             914              591
     Other accounts receivable ................................................             187              531
     Other current assets .....................................................             552              442
                                                                                       --------         --------
          Total current assets ................................................           3,359            4,016

Property and equipment, net ...................................................           1,859            1,683

Intangible assets and excess cost over fair value
   of net assets acquired, net ................................................          10,009           10,320
Other assets ..................................................................               3               16
                                                                                       --------         --------
                                                                                       $ 15,230         $ 16,035
                                                                                       ========         ========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt ........................................                         $    413
     Accounts payable .........................................................        $    277              594
     Reserve for unpaid claims ................................................           3,385            1,359
     Accrued expenses and other current liabilities ...........................           6,002            7,098
                                                                                       --------         --------
          Total current liabilities ...........................................           9,664            9,464

Long-term debt ................................................................                            1,250
Other long-term liabilities ...................................................                                3
Deferred income tax liability .................................................             296              356
                                                                                       --------         --------
                  Total liabilities ...........................................           9,960           11,073
                                                                                       --------         --------
Commitments and contingencies
Stockholders' equity:

     Common stock, $.01 par value, 20,000,000
        shares authorized; issued and outstanding
        10,138,552 ............................................................             101              101
     Capital in excess of par value ...........................................          87,508           87,508
     Accumulated deficit ......................................................         (82,339)         (82,642)
     Deferred compensation ....................................................                               (5)
                                                                                       --------         --------
                  Total stockholders' equity ..................................           5,270            4,962
                                                                                       --------         --------
                                                                                       $ 15,230         $ 16,035
                                                                                       ========         ========

   The accompanying notes are an integral part of these financial statements.

                                  INTEGRA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                             Years Ended December 31,
                                                                    1999                 1998                1997
                                                                    ----                 ----                ----
Net revenues:
      Premium revenue ..................................        $     25,455        $     13,368         $     10,425
      Patient service revenue ..........................                                  19,201               59,719
                                                                ------------        ------------         ------------
         Total net revenues ............................              25,455              32,569               70,144
                                                                ------------        ------------         ------------
Cost of revenues:
      Premium service costs ............................              16,760               7,955                5,819
      Patient service costs ............................                                  15,593               48,383
                                                                ------------        ------------         ------------
         Total cost of revenues ........................              16,760              23,548               54,202
                                                                ------------        ------------         ------------
Gross profit ...........................................               8,695               9,021               15,942
Selling and administrative expenses ....................               6,510               6,260               10,447
Provision for doubtful accounts ........................                                   1,221                4,226
Amortization of intangible assets and
      excess cost over fair value of net assets acquired                 488                 950                2,441
Write down of assets ...................................                                                       38,400
Restructuring and other charges, net ...................               1,200                                   20,100
                                                                ------------        ------------         ------------
Income (loss) from operations ..........................                 497                 590              (59,672)
Non-operating expenses:
      Interest expense - related party .................                                   1,040
      Interest expense, net ............................                  26                 363                1,444
                                                                ------------        ------------         ------------
Income (loss) before income taxes ......................                 471                (813)             (61,116)
Provision for income taxes .............................                 168                 122                  102
                                                                ------------        ------------         ------------
Net income (loss) ......................................        $        303        $       (935)        $    (61,218)
                                                                ============        ============         ============
Basic and diluted net income (loss) per common share ...        $       0.03        $      (0.09)        $      (6.17)
                                                                ============        ============         ============
Weighted average shares outstanding:
      Basic ............................................          10,138,552          10,104,999            9,921,374
                                                                ============        ============         ============
      Diluted ..........................................          10,532,109          10,104,999            9,921,374
                                                                ============        ============         ============

   The accompanying notes are an integral part of these financial statements.

                                  INTEGRA, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                        Capital in
                                               Common Shares            excess of       Accumulated        Deferred
                                             Number      Par value      par value         deficit        compensation      Total
                                             ------      ---------      ---------         -------        ------------      -----
Balance at December 31, 1996............      9,823        $ 98          $85,624          $(20,489)         $(52)        $ 65,181
Common stock issued in connection with
   acquisitions.........................        206           2              725                                              727
Amortization of deferred compensation...                                                                      23               23
Net loss................................                                                   (61,218)                       (61,218)
                                             ------        ----          -------          --------          ----         --------
Balance at December 31, 1997............     10,029         100           86,349           (81,707)          (29)           4,713
Common stock issued in connection with
   acquisitions.........................        110           1              279                                              280
Issue of warrant for financing guarantee                                     880                                              880
Amortization of deferred compensation...                                                                      24               24
Net loss................................                                                      (935)                          (935)
                                             ------        ----          -------          --------          ----         --------
Balance at December 31, 1998                 10,139         101           87,508           (82,642)           (5)            4,962
Amortization of deferred
   compensation.........................                                                                       5                5
Net income..............................                                                       303                            303
                                             ------        ----          -------          --------          ----         --------
Balance at December 31, 1999                 10,139        $101          $87,508          $(82,339)                      $  5,270
                                             ======        ====          =======          ========          ====         ========

   The accompanying notes are an integral part of these financial statements.

                                  INTEGRA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                               Years Ended December 31,
                                                                                      -----------------------------------------
                                                                                        1999             1998             1997
                                                                                      --------         --------         -------
Cash flows from operating activities:
Net income (loss) ............................................................        $    303         $   (935)        $(61,218)
Adjustments to reconcile net income (loss) to net cash provided by operations:
         Depreciation and amortization .......................................           1,248            1,487            3,289
         Provision for doubtful accounts .....................................                            1,221            4,226
         Non cash portion of asset write down, restructuring and other charges           1,200                            58,500
         Issue of warrant for financing guarantee ............................                              880
Changes in assets and liabilities, net of effects of businesses acquired:
         (Increase) in assets restricted for the settlement of unpaid claims            (1,000)
         (Increase) decrease  in accounts receivable .........................            (323)              33             (657)
         (Increase) decrease in other current assets .........................            (161)            (284)             626
         (Decrease) increase in accounts payable .............................            (317)          (1,425)              87
         Increase (decrease) in accrued expenses and other current liabilities             383           (5,340)          (3,090)
         (Decrease) increase in other assets and other liabilities ...........              (2)             (36)              29
                                                                                      --------         --------         --------
         Net cash provided by (used in) operating activities .................           1,331           (4,399)           1,792
                                                                                      --------         --------         --------

Cash flows from investing activities:
         Payments for acquisition of businesses, net of cash acquired of
          $8 in 1998 .........................................................                             (491)
         Additional payments for businesses acquired in prior years ..........            (591)          (4,527)          (2,590)
         Net proceeds from disposition of businesses .........................                           23,642              100
         Purchases of property and equipment .................................            (936)            (948)          (1,293)
                                                                                      --------         --------         --------
         Net cash (used in) provided by  investing activities ................          (1,527)          17,676           (3,783)
                                                                                      --------         --------         --------
Cash flows from financing activities:
         Proceeds from issuance of notes payable .............................                            3,950            6,420
         Principal payments on long-term obligations .........................          (1,550)         (16,929)          (4,574)
                                                                                      --------         --------         --------
         Net cash (used in) provided by financing activities .................          (1,550)         (12,979)           1,846
                                                                                      --------         --------         --------
Net (decrease) increase in cash and cash equivalents .........................          (1,746)             298             (145)
Cash and cash equivalents at beginning of period .............................           2,452            2,154            2,299
                                                                                      --------         --------         --------
Cash and cash equivalents at end of period ...................................        $    706         $  2,452         $  2,154
                                                                                      ========         ========         ========
Supplemental disclosures of cash flow information:
         Interest paid .......................................................        $     77         $    813         $  1,403
                                                                                      ========         ========         ========
         Income taxes paid ...................................................        $    210         $    137         $    210
                                                                                      ========         ========         ========

   The accompanying notes are an integral part of these financial statements.

                                  INTEGRA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)

NOTE 1 - ORGANIZATION AND OPERATION

         Integra, Inc. ("Integra" or the "Company"), a Delaware corporation, was formed to provide behavioral health services and commenced operations on March 15, 1991. Until 1998 the Company was called Apogee, Inc. Apogee purchased substantially all of the assets of Integra, Inc. in 1994. The Company today provides employee assistance programs ("EAP") and managed behavioral health services through full and shared risk arrangements with employers, health plans and managed care organizations. At December 31, 1999, Integra's contract service areas were principally concentrated in Connecticut, Delaware, Maryland, New Jersey, New York, Pennsylvania, Rhode Island, Virginia and Tennessee.

         In December 1997, the Company announced its plans to exit and divest its outpatient provider behavioral health group practice operations operated under the brand Apogee and its subsidiaries. The Company entered into an agreement to sell substantially all of the assets of the outpatient provider behavioral health practice business (the "Sale"), except for practices located in the Western region of the United States which the Company sold or shut down. The Sale was completed effective May 18, 1998 and resulted in the divestiture by the Company of substantially all the assets and business of the Company's outpatient behavioral health practices. As of December 31, 1997, the outpatient practice business accounted for approximately eighty-four percent (84%) of the assets of the Company (before the impact of the write down of assets and the impact of the restructuring charges) and for the year ended December 31, 1997, approximately eighty-three percent (83%) of the Company's net revenues. As a result of the Sale, the Company is significantly smaller in terms of revenues and assets. The Sale is further described in Note 3 below.

         In July 1998, the Company announced it received approval from its shareholders to change the name of the Company from Apogee, Inc. (AMEX: APG) to Integra, Inc. (AMEX: IGR). The new name reflects the Company's decision to focus on the Integra EAP and Managed Behavioral Healthcare segment, which the Company believes, is well established and respected in the EAP and managed behavioral health marketplace.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

         The Consolidated Financial Statements include the accounts of the Company and all wholly owned and beneficially owned subsidiaries. All significant intercompany accounts and transactions, including management fees, have been eliminated.

         With regards to the Patient Service and Provider segment, because of corporate practice of medicine laws in certain states in which the Company operated, the Company did not own the professional corporations which operated the professional and clinical aspects of the behavioral health provider operations in those states, but instead had the contractual right to designate, at its sole discretion and at any time, the licensed professional who was the owner of the capital stock of the professional corporation at a nominal cost ("Nominee Arrangements"). In addition, the Company entered into exclusive long-term management services agreements ("Management Services Agreements") with the professional corporations. Through the Management Services Agreements, the Company had exclusive authority over decision making relating to all major ongoing operations of the underlying professional corporations with the exception of the professional aspects of the practice of psychiatry, psychology and other professional behavioral healthcare services as required by certain state laws. Under the Management Services Agreements, the Company established annual operating and capital budgets for the professional corporations and compensation guidelines for the clinical professionals. The Management Services Agreements generally had initial terms of ten years or greater. The method of computing the management fees varied by contract. Management fees were based on either (i) billings of the affiliated practice less the amounts necessary to pay professional compensation and other professional expenses or (ii) a license fee per location, reimbursement of direct costs, reimbursement of marketing costs plus a markup, and a flat administrative fee or (iii) a percentage of gross receipts of the affiliated practice. In all cases, these fees were meant to compensate the Company for expenses incurred in providing covered services plus a profit. These interests were unilaterally saleable and transferable by the Company and fluctuated based upon the actual performance of the operations of the professional corporations.

         Through the Nominee Arrangements, the Company had a significant long-term financial interest in the affiliated practices and, therefore, according to Emerging Issues Task Force No. 97-2 "Application of FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, and APB Opinion No. 16, Business Combinations, to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangement", the Company consolidated the results of the affiliated practices with those of the Company. Because the Company must present consolidated financial statements; net revenues are presented in the accompanying Consolidated Statements of Operations. With the Sale and exit of the Company's provider operations in 1998, the Company has either transferred its rights under the Management Services Agreements or intends to terminate these relationships, or in other ways discontinue its involvement in such operations.

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

Assets restricted for the settlement of unpaid claims

         At December 31, 1999, $1,000 of interest-bearing cash was held for the payment of claims under the terms of a managed care contract and was classified as an asset restricted for the settlement of unpaid claims on the balance sheet. No such requirements existed at December 31, 1998, though it was anticipated as part of a significant contract which began in 1999.

Concentrations of credit risk

         Accounts receivable subjects the Company to a concentration of credit risk with third party payors that include health insurance companies, managed healthcare organizations, healthcare providers and government agencies. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific payors, historical trends and other information. Management believes the allowance for doubtful accounts is adequate to provide for normal credit losses.

Revenue recognition

         Premium revenue pertains to the Company's EAP and Managed Behavioral Healthcare segment and is primarily generated by capitated managed behavioral health and employee assistance programs. The fees are defined by contract and are primarily calculated on a fixed per-member per-month fee. Capitated revenues are recorded and typically paid in the month for which the member is entitled to services (see Note 14 below). Such premium revenues are adjusted on a monthly basis based on actual membership levels.

         Patient service revenue was reported when earned at the time of service at the estimated amounts to be realized through payments from patients, third party payors and others for services rendered. Third party reimbursement was initially billed at "usual, customary and reasonable" market rates. When recorded, aggregated billings were adjusted to reflect the estimated amounts realizable from third party payors based on the Company's historical experience and contractual rates established with the payors. Patient service revenue represented billings of the Company's Patient Service and Provider segment. With the discontinuance of these operations, no significant future billings are anticipated.

Property and equipment

         Property and equipment are stated at cost less accumulated depreciation and amortization. Additions and betterments are capitalized and maintenance and repairs are charged to current operations. Internal-use software is capitalized in accordance with AICPA Statement of Position 98-1. The cost of assets retired or otherwise disposed of and the related accumulated depreciation and amortization are removed from the accounts and the gain or loss on such dispositions is reflected in current operations. Depreciation is provided using the straight-line method. Estimated useful lives of the assets are:

                  Furniture and fixtures....................     5 to 7 years
                  Office equipment..........................     3 to 5 years
                  Computer hardware and software............     3 to 5 years

Long lived and intangible assets

         Identifiable assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective fair values. Deferred taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed. The excess of the purchase price over the fair value of tangible net assets acquired is amortized on a straight-line basis over the estimated useful life of the intangible assets. Allocation of intangible assets between identifiable intangibles and goodwill was performed by Company management with the assistance of independent appraisers. Intangible assets other than goodwill include patient lists and covenants not to compete which are amortized over one and five years, respectively. The Company amortizes the excess of cost over fair value of assets acquired over 25 years.

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

Reserve for unpaid claims

         Reserve for unpaid claims represents the liability for healthcare services authorized or incurred and not yet paid by the Company. Reserves for unpaid claims are estimated based upon authorized healthcare services, past claim payment experience for member groups, patient census data and other factors. While the Company believes the reserve for unpaid claims is adequate, actual results could differ from such estimates. The Company utilizes a consultant to review and evaluate the adequacy of certain of these reserves.

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

Earnings per share

         The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which establishes new standards for computing and presenting earnings per share by replacing the presentations of weighted shares outstanding, inclusive of common stock equivalents, with a dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the dilutive effect of all stock options, shares contingently payable in connection with certain acquisitions and convertible debentures. The difference between the basic average number of shares outstanding and the diluted average number of shares outstanding at December 31, 1999 is due to the treasury stock method calculation of the impact of unexercised stock options granted under the Company's stock option plan and warrants issued in 1998 in connection with a financing guarantee made by certain investment partnerships which were significant stockholders of the Company which is discussed further in Note 19. The computation of dilutive earnings per share excludes approximately 260,500, 678,000 and 212,000 for 1999, 1998 and 1997,
respectively, of common stock equivalents because their inclusion would have been anti-dilutive in the periods presented.

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

         On May 14, 1998, at a Special Meeting of the Shareholders of the Company, the shareholders approved and adopted the terms of the Purchase Agreement with PsychPartners. Effective on May 18, 1998, the Company completed the Sale. The purchase price paid at closing primarily consisted of: (a) $26,400 in cash, and (b) the assumption of certain liabilities.

         Based on the fair market value established by the Purchase Agreement, the Company recorded a charge of $38,400 in 1997 to write down the carrying amounts of these businesses to their estimated fair value less cost to sell. Net revenues for all the Company's outpatient group practices, including Western region practices, were approximately $19,201 and $58,056 and loss from operations including an allocated amount of corporate overhead was approximately ($850) and ($2,696) in 1998 and 1997, respectively, excluding the above write down of assets and restructuring and other charges.

         In January 2000, PsychPartners filed for protection under Chapter 11 of the Federal Bankruptcy Laws. Based on discussions with PsychPartners personnel, it intends to discontinue all future operations and liquidate all existing assets to satisfy outstanding obligations. Under the terms of the Purchase Agreement, PsychPartners assumed responsibility for all facility leases associated with the sold practices. While the Company obtained assignment letters for many of these leases, the Company is evaluating whether it may have contingent exposure under these agreements. The Company is in the process of coordinating with PsychPartners, the landlords and special counsel and real estate advisors which the Company engaged to assist in this matter. The Company estimates there are approximately 35 open leases with approximately $2,500 in remaining payments under the lease terms, not including certain fees and expenses for which the Company may be responsible. The Company intends to aggressively pursue resolution of part of the lease situations in terms most favorable to the Company. Due to the nature of real estate law, it is probable the Company will be responsible for a portion of these remaining lease obligations. Accordingly, the Company recorded a charge of $1,700 at December 31, 1999, for this potential exposure.

         In addition to the above lease exposure, PsychPartners defaulted on certain deferred contingent purchase price obligations which were part of the original acquisition agreements for practices previously purchased by Integra. These liabilities were also assumed by PsychPartners under the terms of the Purchase Agreement. The Company believes it has no remaining responsibility for these obligations, however, the individuals associated with these practices may choose to assert a claim against the Company. At December 31, 1999, the Company has not established a reserve for these amounts which it estimates may aggregate to $1,000. The Company intends to vigorously contest any claims related to this matter.

         At December 31, 1999, the Company had approximately $1,700 of accrued liabilities pertaining to business sold to PsychPartners.

NOTE 4 - LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, the Company had a working capital deficit of $6,305. This deficit is primarily attributable to accrued liabilities of $4,219 which pertain to the Company's Sale and exit of the outpatient provider behavioral group practice business and reserves established for long-term care and other provider billing matters.

         As further discussed in Note 9, the Company was in default of certain covenants contained in its credit facility, principally related to capital expenditures for computer equipment, with PNC Bank (the "Facility") at December 31, 1999. There were no borrowings outstanding under the Facility at December 31, 1999. The Company was not able to obtain a waiver from PNC Bank. Accordingly, PNC Bank withdrew the Facility. The Company is continuing its efforts to secure new financing. In order to meet cash flow demands through December 31, 2000, the Company has obtained a commitment from a significant shareholder to advance up to $2 million through March 1, 2001 (refer to Note 19 for discussion of the terms of the commitment). The Company believes this advance is adequate to meet cash flow needs through fiscal year 2000.

         As further discussed in Note 12, a contract with a customer representing approximately 50% of revenues will terminate on December 31, 2000. Management is in the process of renegotiating the terms of this agreement. Management is not aware of any reasons that this contract would not be renewed.

NOTE 5 - ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following:

                                                          December 31,
                                                        ----------------
                                                        1999        1998
                                                        ----        ----
          Premium revenue receivables ..........        $985        $664
          Less:  Allowance for doubtful accounts          71          73
                                                        ----        ----
                                                        $914        $591
                                                        ====        ====

NOTE 6 - BUSINESS ACQUISITIONS

         During 1998, the Company acquired one business. The acquisition was accounted for using the purchase method of accounting. The results of operations of the acquired practice is included in the Consolidated Financial Statements from the date of acquisition.

         The following unaudited pro forma consolidated results of operations of the Company, including restructuring and other charges, give effect to the 1998 acquisition as if it had occurred on January 1, 1998:

                                                                       Year Ended December 31,
                                                                                1998
                                                                                ----
                                                                             (Unaudited)
         Net revenues.......................................                  $33,154
         Income from operations.............................                      719
         Net loss...........................................                     (819)
         Net loss per common share..........................                   $(0.08)

         The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been made as of the beginning of 1998 or of the results which may occur in the future.

         Information with respect to business acquired is as follows:

                                                                                  Year Ended
                                                                                December 31, 1998
                                                                                -----------------
Cash paid (net of cash acquired) .........................................            $491
Liabilities assumed ......................................................             108
                                                                                      ----
                                                                                       599
Fair value of assets acquired, principally accounts receivable,
 property and equipment and certain identified intangible assets .........             147
                                                                                      ----
             Cost in excess of fair value of net assets acquired .........            $452
                                                                                      ====

         In connection with certain acquisitions, the Company has entered into contractual arrangements whereby additional shares of the Company's common stock and cash may be issued to former owners of acquired companies upon attainment of specified financial criteria. The number of shares of common stock to be issued cannot be determined until the earn-out periods expire and the attainment of criteria is established. If such criteria are attained, but not exceeded, the Company will be obligated to make cash payments. Under the terms of the Purchase and Sale Agreement with PsychPartners, the Company's obligation for contingent consideration for periods subsequent to the closing date for the practices acquired was assumed by PsychPartners. See Note 3.

          The Company paid $591, $4,527 and $2,590 in cash and issued 0, 109,227 and 206,755 shares of common stock in 1999, 1998 and 1997, respectively, in connection with businesses acquired in prior years. This consideration was accounted for as additional goodwill.

NOTE 7- PROPERTY AND EQUIPMENT

                                                                    December 31,
                                                                --------------------
                                                                 1999          1998
                                                                 ----          ----
          Furniture, fixtures and leasehold improvements        $  380        $  189
          Office equipment .............................           231           202
          Computer hardware ............................         1,080           656
          Computer software ............................         1,761         1,469
          Less: Accumulated depreciation ...............         1,593           833
                                                                ------        ------
                                                                $1,859        $1,683
                                                                ======        ======

         Depreciation expense was $760, $537 and $848 for 1999, 1998 and 1997, respectively.

NOTE 8 - INTANGIBLE ASSETS

                                                                        December 31,
                                                                    ----------------------
                                                                     1999           1998
                                                                     ----           ----
          Excess cost over fair value of net assets acquired        $11,661        $11,484
          Covenants not to compete .........................             39             39
                                                                    -------        -------
                                                                     11,700         11,523
          Less: Accumulated amortization ...................          1,691          1,203
                                                                    -------        -------
                                                                    $10,009        $10,320
                                                                    =======        =======

NOTE 9 - BORROWINGS

         In October 1998, the Company entered into an agreement with PNC Bank, National Association ("PNC Bank") to establish a revolving credit facility for up to a maximum of $10,000. Borrowings available under this Facility were primarily based on the Company's earnings before interest, income taxes, depreciation and amortization, subject to various financial and non-financial covenants; and secured by substantially all of the assets of the Company.

         The Company was in default of certain covenants contained in the Facility, principally related to capital expenditures for computer equipment, at December 31, 1999. There were no borrowings outstanding under the Facility at December 31, 1999. The Company was not able to obtain a waiver from PNC Bank. Accordingly, PNC Bank withdrew the Facility. The Company is continuing its efforts to serve new financing. At December 31, 1998 the Company had outstanding borrowings on the Facility of $1,250 at a rate of interest of prime plus 1.0% or LIBOR plus 2.5%. In addition, the Company had $413 of 5% - 9% subordinated promissory notes in connection with business acquisitions which were repaid during 1999.

         The carrying amount of the Company's borrowings under its long-term revolving credit facility at December 31, 1998 approximated fair value. Based on the borrowing rates currently available to the Company for loans with similar terms and maturity, the fair value of the Company's remaining debt at December 31, 1998 was $407.

NOTE 10 - INCOME TAXES

         The components of the provision for income tax expense for 1999, 1998 and 1997 are as follows:

                                 Years Ended December 31,
                             1999          1998           1997
                             ----          ----           ----
Current:
         Federal........                                  $(56)
         State..........     $228          $112            158
                             ----          ----           ----
                              228           112            102
                             ----          ----           ----
Deferred:
         Federal........
         State..........      (60)           10
                             ----          ----           ----
                              (60)           10
                             ----          ----           ----
                             $168          $122           $102
                             ====          ====           ====

Deferred tax assets (liabilities) comprise the following:

                                                                               December 31,
                                                                            1999            1998
                                                                            ----            ----
Net operating loss carry forwards ...............................        $ 15,684         $ 14,661
Accruals and reserves not currently deductible
     for tax purposes ...........................................           2,207            3,379
                                                                         --------         --------
Gross deferred tax assets .......................................          17,891           18,040
Valuation reserve ...............................................         (16,826)         (17,098)
                                                                         --------         --------
Total deferred tax assets .......................................           1,065              942
Temporary differences pertaining to amortization and depreciation          (1,361)          (1,298)
                                                                         --------         --------
Net deferred tax liabilities ....................................        $   (296)        $(   356)
                                                                         ========         ========

         The reconciliation of the federal statutory tax rate to the effective tax rate is as follows:

                                                                                  Years Ended December 31,
                                                                                  ------------------------
                                                                                1999         1998         1997
                                                                                ----         ----         ----
Federal statutory tax rate .............................................        (34)%        (34)%        (34)%
State income taxes, less related federal tax benefit ...................         16           10           (2)
Non-deductible amortization of excess cost over fair value of net assets
  acquired .............................................................          1            9
Business expense disallowance ..........................................          1            1
Non-deductible portion of restructuring charge .........................                                   16
Loss for which no tax benefit was recognized ...........................         41           29           20
                                                                                ---          ---          ---
                                                                                 25%          15%           0%
                                                                                ===          ===          ===

         At December 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $39,200. Their use is limited to future taxable earnings of the Company and, as specified in the Internal Revenue Code, use of certain of the net operating loss carryforwards is limited as they were acquired by the Company in a purchase of the stock of other companies. The carryforwards expire in varying amounts through 2019. A valuation reserve has been established against the potential future benefit of the net operating loss carryforwards.

NOTE 11 - RESTRUCTURING AND OTHER CHARGES

                                                                                 Years Ended December 31,
                                                                                   1999             1997
                                                                                   ----             ----
          Restructuring charges .........................................        $  1,700         $ 14,200
          Long-term care and provider billing reserves ..................             200            5,900
          Change in estimate (restructuring $266,  provider billing $434)            (700)
                                                                                 --------         --------
                                                                                 $  1,200         $ 20,100
                                                                                 ========         ========

Restructuring charges

         In December 1997, the Company recorded a provision for restructuring pertaining to the Company's decision to divest the outpatient provider group practice operations which were not sold to PsychPartners and to reorganize corporate office functions to reflect the exit of the outpatient provider business. The write down of assets included a goodwill impairment charge of $10,287 associated with the operations the Company exited. The remainder of the write down of assets consisted primarily of fixed assets related to the discontinued operations. Contract termination costs pertained primarily to accrued costs for lease termination and storage of clinical records. Employee severance costs included the accumulation of benefits set forth in the Company's severance policy which were paid to approximately 200 of the Company's employees who were terminated as a result of the restructuring plan. The primary employee groups affected included clinical and administrative personnel at Western region clinic locations and regional and corporate staff. The Company's restructuring plan was substantially completed in 1998.

         As part of its ongoing evaluation of these reserves, at June 30, 1999, the Company determined, based on its assessment of all remaining open matters at that time, that the Company was over accrued for these matters by $266. This change in estimate is offset by additional restructuring reserves of $1,700 recorded in the fourth quarter 1999 relating to the lease exposure as a result of PsychPartners' Chapter 11 bankruptcy filing as discussed in Note 3.

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

         The following summarizes the Company's restructuring activity:

                                                       Restructure                                                Restructure
                           1997          Amounts       Balance at     Restructuring   Change in       Amounts      Balance at
                       Restructuring   Utilized in    December 31,     Provision       Estimate      Utilized     December 31,
                        Provision      1997 & 1998        1998            1999           1999         in 1999         1999
                        ---------      -----------        ----            ----           ----         -------         ----
Write-down of
  assets...........       $11,622       $(11,622)
Contract
  termination costs         2,253           (909)         $1,344        $1,700           $(266)          $(494)       $2,284
Employee severance
  costs............           325           (248)             77                                           (77)
                          -------       --------          ------        ------           -----           -----        ------
                          $14,200       $(12,779)         $1,421        $1,700           $(266)          $(571)       $2,284
                          =======       ========          ======        ======           =====           =====        ======

Long-term care and provider billing reserves

         During 1996, the Company established a $1,300 reserve in connection with the notification by the Office of the Inspector General of the Department of Health and Human Services ("OIG") and the Department of Justice ("DOJ") that certain of the Company's Medicare Part B and related co-insurance billings previously submitted for services to Medicare patients in long-term care facilities in Florida were being reviewed. The Company reached a tentative agreement to settle this civil matter for $3,000 in December 1997. Accordingly, the Company recorded an additional reserve of $1,700 at December 31, 1997. The Company also reserved $1,400 against the suspended accounts receivable with the Florida Intermediary. In October 1998, the Company executed a final settlement agreement with the OIG and DOJ, which resolved all of the claims against the Company relating to this matter. The terms of this settlement included a repayment of approximately $3,000 by the Company which occurred during 1998.

         In March 1998, the Company received notification that the Medicare Intermediary in California completed a post payment medical review of billings previously submitted and paid between 1990 and 1994. Based on the results of their review, the Intermediary has requested a refund of approximately $1,200. Services were denied primarily on the basis of medical necessity and incomplete documentation. The Company has requested an administrative hearing. As of December 31, 1999, the Company was fully reserved for the above amount.

         In April 1998, the Company received notice that the Office of the Attorney General of New York State ("the State") was conducting an audit of the New York Medicaid billings of one of the outpatient provider operations with which it had an Administrative Services Agreement. The State was investigating whether the Company had any liability arising from the operation of, and its relationship with, that provider. In October 1998, the Company terminated its agreements with that provider. In May 1999, the Company reached a settlement agreement with the State which resolves all claims against the Company relating to this matter. Terms of the settlement include a total payment of $382 plus $18 of interest. These amounts were fully accrued at December 31, 1999 and are expected to be paid in full by the end of the first quarter of fiscal year 2000.

         During the first half of 1999, the Company received notification of potential Medicaid program billing issues in Nevada in connection with services performed at the Company's former Nevada outpatient group practice subsidiaries which were sold by the Company at the end of 1997. Upon further review of the Company's former Nevada Medicaid billings, the Company determined that certain Nevada Medicaid billings of these former outpatient practices were not in accordance with Medicaid program regulations. In accordance with the Company's full disclosure policy, the Company disclosed this matter to the Nevada Medicaid program. In December 1999, the Company reached a settlement agreement with the State of Nevada which resolves all claims against the Company relating to this matter. Terms of the settlement include a total payment of $455 plus interest at a simple rate of 7%. The Company paid the first of two installment payments of $228 in December 1999. The remaining installment is reserved for at December 31, 1999 as part of the Company's long-term care and provider billing reserves and is expected to be paid in full by the end of the second quarter of fiscal year 2000.

         As part of its ongoing evaluation of these reserves, at June 30, 1999, the Company determined, based on its assessment of all remaining matters at that time, that the Company was over accrued for these matters for $434. This change in estimate is partially offset by additional billing reserves of $200 in the fourth quarter 1999 relating to the settlement of the Nevada matter discussed above.

         Although management believes that established reserves for the above matters are sufficient, it is possible that the final resolution of these matters may exceed the established reserves by an amount which could be material to the Company's results of operations. Due to the nature of these matters the Company cannot predict when these matters will be resolved. The

Company does not believe the ultimate outcome of these matters will have a material adverse effect on the Company's overall financial condition, liquidity or operations. All of the above matters concern business operations discontinued during 1998 or prior.

NOTE 12 - MAJOR CUSTOMERS

         Certain of the Company's at risk contracts account for a significant percentage of sales volume, as follows:

                                                                      1999         1998         1997
                                                                      ----         ----         ----
       HealthNow New York - Blue Cross/Blue Shield
       of Western New York                                              50%
       Fidelis Care of New York                                         10%         10%           5%

         The Company's contract with HealthNow, which represents fifty percent of the Company's 1999 revenues, expires on December 31, 2000.

NOTE 13 - SEGMENT REPORTING

         Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"), was adopted by the Company in 1998. This standard requires disclosure of segment information on the same basis used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company's operating segments are organized by product line. During 1999, the Company had only one operating segment, EAP and Managed Behavioral Healthcare, for purposes of SFAS No. 131. During 1998 and 1997, the Company had two segments: EAP and Managed Behavioral Healthcare and Patient Service and Provider. Accordingly, segment information below is presented only for those periods in which the Company operated more than one segment.

         As further explained in Notes 1 and 3 above, the Company has exited all business lines except for EAP and Managed Behavioral Healthcare. The strategic decision to exit the Patient Service and Provider segment was made by the Company's Board of Directors in December 1997 and was substantially completed during 1998. Segment information for the Patient Service and Provider segment in 1998 reflects the results of these operations essentially through the date of the Sale to PsychPartners in May 1998. The Company had no remaining Patient Service and Provider businesses in operation during 1999.

         The Company's continuing EAP and Managed Behavioral Healthcare segment provides managed behavioral healthcare services through full and shared risk arrangements with employers, health plans and managed care organizations. The Company's revenues are primarily generated through capitated contracts. See Note 14 for additional explanation of these contracts. Revenues are generated entirely in the United States. Approximately 81% of this segment's revenues were generated by seven (7) customers. The Company believes this concentration of revenue over a small customer base is fairly consistent with industry trends though management expects to continue diversification of its customer base.

         In general, the accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies. The Company evaluates the performance of its segments based on profit or loss from operations before interest and income tax expense. The Company does not allocate corporate expenses, interest income/expense and non-recurring charges such as restructuring and asset writedowns for management reporting purposes. Unallocated assets consist principally of cash and cash equivalents, other account receivables and other assets.

                                                     EAP and
                                                     Managed           Patient
                                                    Behavioral      Service and
                                                    Healthcare        Provider      Corporate      Other         Total
                                                    ----------        --------      ---------      -----         -----
1998
Net revenues..............................            $13,368          $19,201                                  $32,569
Depreciation and amortization.............                871              616                                    1,487
Income (loss) from operations.............              2,632              400       $(2,442)                       590
Assets....................................             12,594                          3,441                     16,035

                                                    EAP and
                                                    Managed          Patient
                                                   Behavioral     Service and
                                                   Healthcare       Provider         Corporate     Other         Total
                                                   ----------       --------         ---------     -----         -----
1997
Net revenues..............................           $10,425         $59,719                                    $70,144
Depreciation and amortization.............               525           2,566            $198                      3,289
Income (loss) from operations.............             2,536             536          (4,244)     $(58,500)     (59,672)
Assets....................................            11,624          27,226           4,750                     43,600

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Operating leases

         The Company leases office and patient care facilities as well as equipment under noncancellable operating leases which require future minimum annual rentals as follows:

                                                 EAP and
                                           Managed Behavioral
                                              Healthcare
                                                Segment                        Other                     Total
                                                -------                        -----                     -----
         2000.................                    $341                         $159                       $500
         2001.................                                                   35                         35
                                                  ----                         ----                       ----
                                                  $341                         $194                       $535
                                                  ====                         ====                       ====

         Certain of the leases contain renewal options and escalation clauses which require payments of additional rent to the extent of increases in related operating costs. Rent expense was $494, $1,540 and $3,695 for the years ended December 31, 1999, 1998 and 1997, respectively.

         The Other lease obligations pertain to clinics and locations shut down and exited for which the Company is currently in the process of negotiating subleases or buyouts for these locations. In connection with the Sale to PsychPartners, lease obligations associated with the clinics sold were assumed by PsychPartners. The Company obtained assignments from the landlords for most of these locations. In certain cases, Integra is still contingently liable in the event of default by PsychPartners. Under the Agreement of Purchase and Sale, Integra is indemnified by PsychPartners for these obligations.

         PsychPartners filed for Chapter 11 bankruptcy in January 2000. As further discussed in Note 3, the Company may have contingent exposure under these leases and has recorded a charge of $1,700 at December 31, 1999.

Capitated contracts

         The Company has a portfolio of agreements with managed care organizations and corporations to provide EAP and managed behavioral healthcare programs. Revenues are primarily generated by capitated managed behavioral health and employee assistance programs. The fees are defined by contract and are primarily calculated on a fixed per member/employee per month fee. Revenues under these contracts are recorded in the month for which the member/employee is entitled to services. Generally, these membership contracts are on a one to three year basis and are subject to various cancellation provisions which are typical to industry practice. Integra's EAP and Managed Behavioral Healthcare segment had approximately 1,200,000, 800,000 and 600,000 covered lives at December 31, 1999, 1998 and 1997, respectively. Premium revenues in the Company's EAP and Managed Behavioral Healthcare segment were approximately 100%, 41% and 15% of the Company's total net revenues in 1999, 1998 and 1997, respectively.

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

         Effective January 1, 1999, the Company implemented coverage of a full-risk capitated contract with a health plan covering over 400,000 members. Profitability under this contract will depend upon the Company's ability to manage the utilization of services within the premiums received. An underestimation in the expected utilization of services for this contract could result in a material loss to the Company. The Company utilizes a consultant to review and evaluate the adequacy of certain of its reserves pertaining to unpaid claims.

Corporate Integrity Agreement

During 1998, the Company entered into a Corporate Integrity Agreement (the "Agreement") with the Office of Inspector General of the United States Department of Health and Human Services ("OIG") whereby the Company agreed to undertake certain compliance obligations. The Company, as required under the terms of the Agreement and with the assistance of outside auditors, filed its first annual report with the OIG in December 1999. As of March 29, 2000, no response has been received from the OIG. There were certain findings in the audit report that management is in the process of resolving. The Company believes, due to the nature of the findings, no reserve for potential liability is required at December 31, 1999.

NOTE 15 - OTHER CURRENT ASSETS

                                                                                              December 31,
                                                                                      1999                    1998
                                                                                      ----                    ----
         Prepaid insurance............................................                $101                    $133
         Prepaid medical claims.......................................                 255                      50
         Other........................................................                 196                     259
                                                                                      ----                    ----
                                                                                      $552                    $442
                                                                                      ====                    ====

NOTE 16 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                                                              December 31,
                                                                                     1999                    1998
                                                                                     ----                    ----
          Acquisition and sale related costs..........................                                      $1,070
          Salaries and vacation.......................................              $  451                     614
          Restructuring costs.........................................               2,284                   1,421
          Long-term care and provider billing reserves................               1,935                   3,018
          Other.......................................................               1,332                     975
                                                                                    ------                  ------
                                                                                    $6,002                  $7,098
                                                                                    ======                  ======

         Acquisition related costs pertain to consideration payable to former owners of acquired businesses based upon the resolution of purchase price contingencies.

NOTE 17 - MANDATORILY REDEEMABLE PREFERRED STOCK

         The Company's Board of Directors may, without further action of the Company's stockholders, direct the issuance of shares of redeemable preferred stock. Satisfaction of dividend preferences on preferred stock would reduce the amount of funds available for the payment of dividends on the Company's common stock. Holders of preferred stock would be entitled to preference payments in the event of any liquidation, dissolution or winding-up of the Company. At December 31, 1999, 10,000 of such shares were authorized and none were issued.

NOTE 18 - BENEFIT PLANS

Stock Option Plan

         Effective April 19, 1994, the Company's Board of Directors ratified and approved the establishment of an employee stock option plan (the "1994 Plan") under which options to purchase up to 400,000 shares of the Company's common stock may be granted to employees, officers and directors. Each option granted under the 1994 Plan must be exercised within a fixed period which may not exceed 10 years and may not be for a price which is less than the fair market value on the date of grant. Options granted vest over four years and, at December 31, 1999, the weighted average remaining contractual life of the outstanding options was eight years.

         The following summarizes the activity of the stock option plan:

                                                                                       Years Ended December 31,
                                                                            1999                  1998                 1997
                                                                            ----                  ----                 ----
Options:
     Outstanding at beginning of year...........................          278,000               151,950              157,170
     Granted....................................................           20,000               217,500              101,000
     Exercised..................................................               --                    --                   --
     Canceled...................................................           17,500                91,450              106,220
                                                                          -------               -------              -------
     Outstanding at end of year.................................          280,500               278,000              151,950
                                                                          =======               =======              =======

Option Price Per Share Ranges:
     Outstanding at beginning of year...........................     $1.25-$12.25          $3.25-$14.75         $4.25-$14.75
     Granted....................................................            $1.25           $1.88-$2.25          $3.25-$4.13
     Exercised..................................................               --                    --                   --
     Outstanding at end of year.................................     $1.25-$12.25          $1.88-$12.25         $3.25-$14.75
     Options exercisable at end of year.........................           67,875                78,600               55,520
     Exercisable option price ranges............................     $1.25-$12.25          $1.88-$12.25         $3.25-$14.75
     Options available for grant at end of year
         under the 1994 Stock Option Plan.......................          119,500               122,000              247,700

         During 1999, the Company's Board of Directors ratified and approved the establishment of an employee stock option plan (the "1999 Plan") under which options to purchase up to 1,000,000 shares of the Company's common stock may be granted to employees, officers and directors. Each option granted under the 1999 Plan must be exercised within a fixed period which may not exceed 10 years and may not be for a price which is less than the fair market value on the date of grant. Options granted vest over various periods, as determined by the Compensation Committee of the Company's Board of Directors. At December 31, 1999 no options under the 1999 Plan were granted. During 2000, 625,000 options under the 1999 Plan were granted to Directors and an officer of the Company. The 1999 Plan is subject to shareholder approval.

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

                                                                                      Years Ended December 31,
                                                                            1999                 1998                 1997
                                                                            ----                 ----                 ----
Increase (decrease) to:
     Net income (loss)..........................................            $(46)                $59                 $127
     Net income (loss) per share................................           $(.00)              $(.01)               $(.01)
Assumptions:
     Expected life (years)......................................             4.0                 4.0                  4.0
     Risk-free interest rate....................................             5.1%                4.7%                 6.5%
     Volatility.................................................            58.2%               34.0%                37.0%
     Dividend yield.............................................             N/A                 N/A                 N/A

         The weighted average fair value of the stock options, calculated using the Black-Scholes option pricing model, granted in 1999, 1998 and 1997 were $0.62, $0.75 and $1.56 respectively.

Retirement Plan

         The Company has a defined contribution 401(k) plan covering substantially all of its employees. In general, eligible employees may contribute up to 6% of their compensation to this plan. During 1999, employee contributions were matched at the rate of 30%. During 1998 and 1997 employee contributions were matched at 15%. Company matching contributions were $46, $96 and $136 for 1999, 1998 and 1997 respectively.

NOTE 19 - RELATED PARTY TRANSACTIONS

         A significant shareholder of the Company has committed to advance up to $2 million through March 1, 2001 to fund working capital deficits of the Company. Compensation of the commitment includes the issuance of up to 100,000 warrants for common stock. This issuance is subject to shareholder approval, however, should such warrants not be approved, the commitment still serves as a binding agreement to the Company and the significant shareholder will receive cash compensation for the value of the warrants.

         Commencing July 1993, the Company leased space from an affiliated entity. The rent under this lease is equal to the amount paid by the affiliated party under the leasehold agreement and was $121, $128 and $129 for 1999, 1998 and 1997, respectively. In addition, the Company provides services under an Employee Assistance Plan to an affiliated entity. The revenues from this contract were $301, $560 and $526 in 1999, 1998 and 1997, respectively.

         In order to provide for additional financing if the Sale of the group practice division in 1998 did not occur, the Company entered into an agreement with certain investment partnerships (the "Investment Partnerships"), which were significant stockholders of the Company and are managed by Foster Management Company, an affiliated party, to obtain their commitment to guarantee an additional $7,000 of financing. This additional financing amount represented the Company's estimated additional cash needs during 1998 for contingent payments, seller notes and restructure related activities.

         Under the terms of the agreement, in return for their guarantee the Investment Partnerships were to receive the following: (i) a commitment fee of 2% of the guaranteed amount; (ii) a draw down fee of 2% on Bank borrowings in excess of $15,000; (iii) an unused commitment fee of 1/2% per annum; and (iv) warrants to purchase 400,000 shares of common stock of the Company at a price of $0.05 per share (the "Integra Warrant") or, in the event the Sale was not consummated, a transaction fee of $3,500 payable on April 30, 1999. With the Sale completed, the cost to the Company of this guarantee was $1,020 of which $140 was paid in cash to the Investment Partnerships. The remaining portion represents a non-cash charge of approximately $880, which is the difference between the exercise price of the Integra Warrant and the fair market value of the underlying common stock of the Company on the closing date of the Sale to PsychPartners. These charges were recorded as interest expense in the Company's results of operations for the year ended December 31, 1998.

         The Investment Partnership attempted to exercise these warrants in December 1999. The Company is currently evaluating this matter with the assistance of outside legal counsel.

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of Integra, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14(a)(1) on page 64 present fairly, in all material respects, the financial position of Integra, Inc. and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 4, the Company has entered into an agreement with one of its significant shareholders to provide up to $2 million of financing through March 1, 2001 that will be used to meet cash flow demands. Additionally, as discussed in Note 12, the Company's agreement with a significant customer has a contract termination date of December 31, 2000 and the Company has begun negotiations to renew the contract.



PricewaterhouseCoopers LLP

Philadelphia, PA
March 30, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information regarding the Company's executive officers is contained in
Part I under "Item 1. Business - Executive Officers of the Company." Information regarding directors will be contained in the Company's definitive Proxy Statement (the "Proxy Statement") for its 2000 Annual Meeting of Stockholders under the caption "Election of Directors" and is incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of this Report:

                  1. Financial Statements

                             Description                                                  Page
                             -----------                                                  ----
Consolidated Balance Sheets as of December 31, 1999 and December 31, 1998...               38

     Consolidated Statements of Operations for the Years Ended December 31,
     1999, 1998 and 1997....................................................               39

     Consolidated Statements of Changes in Stockholders' Equity for the
     Years Ended December 31, 1999, 1998 and 1997...........................               40

     Consolidated Statements of Cash Flows for the Years Ended December 31,
     1999, 1998 and 1997....................................................               41

     Notes to Consolidated Financial Statements.............................               42

Report of Independent Accountants.............................................             62

                  2. Financial Statement Schedule

                                                                                         Page
                                                                                         ----
Schedule II Valuation and Qualifying Accounts.................................             68

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

                                POWER OF ATTORNEY

                  The registrant and each person whose signature appears below hereby appoint, Eric E. Anderson, Ph.D. as attorney-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 2000                     INTEGRA, INC.


                                       By: /s/ ERIC E. ANDERSON, Ph.D.
                                           ---------------------------
                                           Eric E. Anderson, Ph.D.
                                           Chief Executive Officer


                  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  March 30, 2000                  /s/ ERIC E. ANDERSON, Ph.D.
                                        ---------------------------
                                        Eric E. Anderson, Ph.D.
                                        Chief Executive Officer
                                        and Director


Dated:  March 30, 2000                  /s/ SHAWKAT RASLAN
                                        ------------------
                                       Shawkat Raslan
                                       Chairman of the Board
                                       and Director

Dated:  March 30, 2000                 /s/ IRWIN LEHRHOFF, PH.D.
                                       -------------------------
                                       Irwin Lehrhoff, Ph.D.
                                       Director


Dates:  March 30, 2000                 /s/ CHARLES HENRI WEIL
                                       ----------------------
                                       Charles Henri Weil
                                       Director

Accountants Report on Schedules

None.

                                   SCHEDULE II

                                  INTEGRA, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                             (DOLLARS IN THOUSANDS)

                                               Balance at       Additions        Additions                         Balance at
                                               Beginning       Charged to        Charged to                           End
Description                                    of Period        Expenses       Other Accounts     Deductions(A)    of Period
-----------                                    ---------        --------       --------------     -------------    ---------
Year ended December 31, 1999:
    Allowance for doubtful accounts ....        $    73             --                --                --          $    73

    Deferred tax asset valuation reserve        $17,098           (272)               --                --          $16,826

Year ended December 31, 1998:
    Allowance for doubtful accounts ....        $ 7,348          1,221                --             8,496          $    73

    Deferred tax asset valuation reserve        $16,349            749                --                --          $17,098
Year ended December 31, 1997:

    Allowance for doubtful accounts ....        $ 9,306          4,226                --             6,184          $ 7,348

    Deferred tax asset valuation reserve        $ 5,021         11,328                --                --          $16,349

(A) Write off of accounts deemed uncollectible including balances sold.

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

                                                                                                                 Page
                                                                                                                 ----
                  2(e)             Agreement of Purchase and Sale ("PsychPartners Purchase Agreement")            --
                                   dated as of December 26, 1997 by and among PsychPartners, L.L.C.,
                                   PsychPartners, Inc., PsychPartners MidAtlantic, Inc., the Company and
                                   certain subsidiaries of the Company (incorporated by reference to the
                                   Company's Current Report on Form 8-K dated December 26, 1997).

                  2(f)             Extension Letter with respect to PsychPartners Purchase Agreement              --
                                   (incorporated by reference to the Company's Current Report on Form
                                   8-K dated May 19, 1998).

                  2(g)             First Amendment to PsychPartners Purchase Agreement dated May 14,              --
                                   1998 (incorporated by reference to the Company's Current Report on
                                   Form 8-K dated May 19, 1998).

                  2(h)             Second Amendment to PsychPartners Purchase Agreement dated as of May           --
                                   18, 1998 (incorporated by reference to the Company's Current Report on Form 8-K dated May 19, 1998).

                  2(i)             Asset Purchase Agreement dated December 31, 1997 by and among Integra          --
                                   and Corphealth, Summit Behavioral Partners - Nevada, Inc.
                                   (incorporated by reference to Exhibit 2(f) to the Company's Annual
                                   Report on Form 10-K for the year ended December 31, 1997).

                  3(a)             Certificate of Incorporation of the Company, as amended to date                --
                                   (incorporated by reference to Exhibit 3 to the Company's Current
                                   Report on Form 8-K dated July 17, 1998).

                  3(b)             By-Laws of the Company as amended and restated as of October 2, 1998
                                   (incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

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

                  10(c)            Stock Purchase Agreement dated August 1, 1992 between the Company and          --
                                   R. Bruce Mosbacher (incorporated by reference to Exhibit 10(i) to the
                                   Company's Registration Statement on Form S-1 (Registration No.
                                   33-78034) filed with the Commission on April 22, 1994).

                  10(d)            Employment Letter dated March 2, 1993 between the Company and                  --
                                   Lawrence M. Davies (incorporated by reference to Exhibit 10(j) to the
                                   Company's Registration Statement on Form S-1 (Registration No.
                                   33-78034) filed with the Commission on April 22, 1994).

                  10(e)            Stock Purchase Agreement dated June 21, 1993 between the Company and           --
                                   Timothy  E. Foster (incorporated by reference to Exhibit 10(n) to the
                                   Company's Registration Statement on Form S-1 (Registration No.
                                   33-78034) filed with the Commission on April 22, 1994).

                  10(f)            Stock Purchase Agreement dated June 22, 1993 between the Company and           --
                                   Lawrence M. Davies (incorporated by reference to Exhibit 10(o) to the
                                   Company's Registration Statement on Form S-1 (Registration No.
                                   33-78034) filed with the Commission on April 22, 1994).

                  10(g)            Stock Purchase Agreement dated December 6, 1993 between the Company            --
                                   and Harvey V. Fineberg, M.D. (incorporated by reference to Exhibit
                                   10(u) to the Company's Registration Statement on Form S-1
                                   (Registration No. 33-78034) filed with the Commission on April 22,
                                   1994).

                  10(h)            Stock Purchase Agreement dated January 28, 1994 between the Company            --
                                   and Shawkat Raslan (incorporated by reference to Exhibit 10(y) to the
                                   Company's Registration Statement on Form S-1 (Registration No.
                                   33-78034) filed with the Commission on April 22, 1994).

                                                                                                                 Page
                                                                                                                 ----
                  10(i)            Stock Purchase Agreement dated February 22, 1994 between the Company           --
                                   and R. Bruce Mosbacher, Trustee or Successor Trustee under the
                                   Mosbacher/Ditz Living Trust U/A/D 8/30/93 (incorporated by reference to Exhibit 10(ee) to the Company's Registration Statement on Form S-1
                                   (Registration No. 33-78034) filed with the Commission on April 22,
                                   1994).

                  10(j)            Separation Agreement dated November 12, 1999 and between the Company and
                                   Lawrence M. Davies.                                                            --

                  10(k)            Separation Agreement dated December 23, 1999 and between the Company and
                                   Mark D. Gibson.

                  10(l)            Employment Agreement dated November 17, 1999 and between the Company and
                                   Eric E. Anderson, Ph.D.                                                        --

                  10(m)            Loan Commitment dated March 23, 2000 and between the Company and
                                   Charles Henri Weil.                                                             --

                                                                                                                 Page
                                                                                                                 ----
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