Form 10-K/A
period 2000-03-30
INTEGRA INC
filed 2000-04-28
CIK 915859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from           to


                         Commission file number 1-13177

                                  INTEGRA, INC.
             (Exact Name of Registrant as Specified in its Charter)



 Delaware                                                        13-3605119
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

1060 First Avenue
King of Prussia, Pennsylvania                                      19406
  (Address of Principal Executive Offices)                       (Zip Code)

Registrant's telephone number, including area code:             610-992-7000


Securities registered pursuant to Section 12(b) of the Act:


                                                  Name of Each Exchange
Title of Each Class                               on Which Registered
-------------------                               -------------------
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

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

         This Form 10-K/A amends Integra, Inc's (the "Company") 10-K previously filed on March 30, 2000, to restate the information regarding the Company's executive officers included in Part I of the Company's 10-K and to set forth the information required in Part III of Form 10-K. The information in Part III was to be incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A. However, the Company's definitive Proxy Statement will not be filed within the 120 day period after the end of the Company's fiscal year necessary to enable the Company to incorporate such information by reference.


PART I

EXECUTIVE OFFICERS OF THE COMPANY


NAME                             AGE                POSITION
Eric E. Anderson, Ph.D.          49                 Chief Executive Officer

Jack N. Brown                    45                 Chief Financial Officer

Edwin Edghill                    43                 Vice President - Sales

Phyllis L Greenwald, M.D.        46                 Vice President and Medical Director

         ERIC E. ANDERSON, PH.D., age 49, has been the Chief Executive Officer of the Company since November 1999 and a director of the Company since October 1998. From October 1998 to November 1999, Dr. Anderson was the President and Chief Operating Officer of the Company. Dr. Anderson joined the Company in June 1997 and served as President and Chief Executive Officer of the Company's behavioral managed care operation until September 1998. From January 1996 to June 1997, Dr. Anderson served as a consultant in the managed behavioral health and information technology industries. From February 1994 to December 1996, Dr. Anderson was an Executive Vice President and General Manager for Medco Behavioral Care Corp. From May 1991 to January 1994, Dr. Anderson served as Senior Vice President for College Health Enterprises. Prior to that time he managed the behavioral health care operation of PacifiCare. Dr. Anderson is a licensed psychologist and has over twenty years of behavioral health experience.

         JACK N. BROWN, age 45, will join the Company on May 15, 2000 as Chief Financial Officer. From September 1994 to August 1999, Mr. Brown was the Chief Financial Officer of HomeCare Concepts of America, Inc. From September 1993 to August 1994, Mr. Brown served as Director of Tax Services for A.G. Epstein & Co. and from August 1990 to August 1993, Mr. Brown was Treasurer and Chief Financial Officer of Thera-Kinetics, Inc. Prior to August 1990, Mr. Brown spent fifteen years at Ernst & Young LLP in a number of positions, lastly as a Partner in that firm.

         EDWIN EDGHILL, age 43, has been Vice President - Sales of the Company since November 1999. From June 1997 to November 1999, Mr. Edghill was National Sales Director of the Company. From February 1996 to June 1997, Mr. Edghill was National Director of Business Development of Compass Information Services, a company that provides clinical outcome management systems. From 1995 to February 1996, Mr. Edghill was a Team Leader for Behavioral Health, Inc. where he was responsible for direct sales of EAP and managed health care products.

         PHYLLIS L. GREENWALD, M.D., age 46, has been Vice President and Medical Director of the Company since February 2000. From April 1996 to February 2000, Dr. Greenwald was Vice President and Medical Director for Magellan Behavioral Health of Eastern Pennsylvania, a managed behavioral health organization. In that role, Dr. Greenwald was responsible for clinical oversight of utilization management, medical policy, quality improvement, preventative health, credentialing and quality review of a 2,000 practitioner network. From July 1994 to April 1996, Dr. Greenwald was Associate Corporate Medical Director for Green Spring Health Services, Inc.


PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS OF THE COMPANY

         The Board of Directors is presently composed of four members. Charles Henri-Weil was appointed to the Board on December 2, 1999 to fill a vacancy created by the resignation of a director.

         ERIC E. ANDERSON, PH.D., age 49, has been the Chief Executive Officer of the Company since November 1999 and a director of the Company since October 1998. From October 1998 to November 1999, Dr. Anderson was the President and Chief Operating Officer of the Company. Dr. Anderson joined the Company in June 1997 and served as President and Chief Executive Officer of the Company's behavioral managed care operation until September 1998. From January 1996 to June 1997, Dr. Anderson served as a consultant in the managed behavioral health and information technology industries. From February 1994 to December 1996, Dr. Anderson was an Executive Vice President and General Manager for Medco Behavioral Care Corp. From May 1991 to January 1994, Dr. Anderson served as Senior Vice President for College Health Enterprises. Prior to that time he managed the behavioral health care operation of PacifiCare. Dr. Anderson is a licensed psychologist and has over twenty years of behavioral health experience.

         IRWIN LEHRHOFF, PH.D., age 70, has been a director of the Company since March 1991, at which time his company, Irwin Lehrhoff & Associates, Inc., was acquired by the Company. For more than five years prior to his election as a director, Dr. Lehrhoff engaged in the private practice of clinical psychology in Southern California. Dr. Lehrhoff holds a Ph.D. in Communication Disorders and a Ph.D. in Clinical Psychology. He is a member of the American Psychological Association and the International Society of Mental Health. Dr. Lehrhoff presently serves as a director of the Thalians Community Mental Health Center. He was previously a director and President of the National Association of Rehabilitation Agencies. Dr. Lehrhoff was Director and President of the California Speech Pathologies and Audiologists in Private Practice from 1973 to 1977.

         SHAWKAT RASLAN, age 48, has been a director of the Company since February 1994 and has served as Chairman of the Board of Directors since November 1999. Mr. Raslan serves as President and Chief Executive Officer of the International Resources Holdings, Inc., an asset management and investment advisory service. He has held these positions since 1982. Mr. Raslan serves as a director of U.S. Home Care Corporation and Access Worldwide Communication Services, Inc.

         CHARLES HENRI-WEIL, age 63, has been a director of the Company since December 1999. Since 1990, Mr. Weil has been a self-employed financial consultant based in Paris, France. Mr. Weil serves as a director of private companies located in Great Britain, Europe and the Cayman Islands.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's common stock, to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and greater than ten percent stockholders are required by the Commission regulations to furnish the Company with copies of all Section 16(a) reports filed.
                                       2

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended December 31, 1999 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.


ITEM 11.          EXECUTIVE COMPENSATION

COMPENSATION

         The following table sets forth information for the years ended December 31, 1999, 1998 and 1997 concerning the compensation of the Company's Chief Executive Officer and each of the other most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000 during the year ended December 31, 1999 (the "Named Executive Officers").

                                                                             Long Term
                                           Annual Compensation              Compensation
                                     --------------------------------       ------------
         Name and Principal                                                    Option           All Other
              Position               Year       Salary         Bonus           Awards         Compensation(1)
         ------------------          ----      --------      -------          --------        --------------
Eric E. Anderson, Ph.D               1999      $239,385      $ 75,000               --              --
 Chief Executive Officer             1998       200,000        60,000          200,000              --
                                     1997       104,327        30,625           25,000              --

Lawrence M. Davies(2)                1999      $154,808      $ 39,375                            $206,523
 Former Chief Executive Officer      1998       156,250       152,500(3)            --              --
                                     1997       150,000        20,000               --              2,885

Mark D. Gibson(4)                    1999      $119,308            --               --           $ 68,044
 Former Chief Financial Officer      1998       100,054      $ 36,000(5)            --              --
                                     1997        86,800        17,400            5,000              --

Paul Patti, Ph.D.(6)                 1999      $134,154            --               --              --
 Former Vice President -             1998       125,957      $ 25,000           10,000              --
 Clinical Services                   1997        50,769        10,000               --              --

Richard Jackson(7)                   1999      $100,000      $  5,000               --              --
 Former Chief Information            1998        82,692        14,000            7,500              --
 Officer                             1997        11,538            --               --              --

Edwin Edghill                        1999      $ 90,000      $ 54,085(8)            --              --
 Vice President - Sales              1998        90,000        11,386(8)            --              --
                                     1997        36,077        10,000               --              --


(1)      Amounts disclosed in this column include:

         (a) Severance amounts paid by the Company to the following Named Executive Officers in 1999 upon their separation from the Company: Mr. Davies $175,000 and Mr. Gibson $60,000.

         (b) Amounts paid to the following Named Executive Officers for unused time off: For fiscal year 1999 - Mr. Davies $31,523 and Mr. Gibson $8,044. For fiscal year 1997 - Mr. Davies $2,885.

(2)      Mr. Davies resigned on November 12, 1999.

(3) Includes one-time bonus of $100,000 related to the sale of the Outpatient Group Practice Business of the Company.

(4)      Mr. Gibson resigned on December 23, 1999.

(5) Includes one-time bonus of $15,000 related to sale of the Outpatient Group Practice Business of the Company.

(6)      Dr. Patti resigned on January 6, 2000.

(7)      Mr. Jackson resigned on February 11, 2000.

(8)      Includes payments of sales commission.

OPTION GRANTS

         The Company granted no stock options to the Named Executive Officers during the fiscal year ended December 31, 1999.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

         The following table sets forth the number and value of options held by the Named Executive Officers at December 31, 1999. During the fiscal year ended December 31, 1999, none of the Named Executive Officers exercised any options to purchase common stock.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                  Number of                        Value of
                                                                 Unexercised                  Unexercised In-the-
                                                                 Options at                    Money Options at
                                                                 December 31, 1999               December 31, 1999 (1)
                                                       ----------------------------    -------------------------------
                                Shares
                               Acquired
                                  on         Value
            Name               Exercise     Realized   Exercisable     Unexercisable    Exercisable    Unexercisable
            ----               --------     --------   -----------     -------------    -----------    -------------

Eric E. Anderson, Ph.D.               --          --        45,000          180,000             --                --

Lawrence M. Davies                    --          --        10,000               --             --                --

Mark G. Gibson                        --          --         6,000            1,500             --                --

Paul Patti, Ph.D.                     --          --         2,000            8,000             --                --

Richard Jackson                       --          --         1,500            6,000             --                --

Edwin Edghill                         --          --            --               --             --                --

(1) None of the options held by the Named Executive Officers were in-the-money at December 31, 1999. In-the-money options are those for which the fair market value of the underlying common stock exceed the exercise price of the option. The value of in-the-money options is determined in accordance with Securities and Exchange Commission regulations by subtracting the aggregate exercise price of the option from the aggregate year-end value of the underlying common stock.

DIRECTOR COMPENSATION ARRANGEMENTS

         Directors of the Company do not receive an annual retainer. Directors do, however, receive $2,000 for each Board meeting or Committee meeting attended in person and $1,000 for each Board meeting or Committee meeting attended via telephone. The Chairman of the Board of Directors receives compensation equal to twice the per meeting compensation listed in the prior sentence.

         Upon stockholder approval of the 1999 Stock Option Plan, each director will receive a stock option grant to purchase 50,000 shares of the Company's common stock with an exercise price per share equal to the fair market value of a share of such common stock on the date of grant. These stock options will be fully vested on the date of grant and have a ten year term. In addition, if the Chief Executive Officer meets his bonus plan, each director who has attended more than seventy-five percent of the Board meetings will receive a bonus stock option grant to purchase 20,000 shares of the Company's common stock with an exercise price per share equal to the fair market value of a share of such common stock on the date of grant under the Company's Board of Directors' Compensation Plan.

         From time to time the Chief Executive Officer may request, with the approval of the Board of Directors, specific assistance from a particular director. The compensation of such director for additional services provided will be considered on a case by case basis and will be granted only with Board approval. No directors currently are being compensated under such an arrangement.

CERTAIN EMPLOYMENT AND SEPARATION ARRANGEMENTS

         Dr. Anderson was employed by the Company during fiscal year 1999 under two separate employment agreements. The Company had an agreement with Dr. Anderson until November 17, 1999 (the "First Agreement") which provided for Dr. Anderson to serve as President and Chief Operating Officer of the Company at an annual base salary of $240,000. Under the First Agreement, Dr. Anderson was eligible to receive a bonus of up to 30% of his base salary based on the achievement of certain objectives agreed upon with the Chief Executive Officer of the Company. The First Agreement also provided that if Dr. Anderson was terminated by the Company without "cause" during the term of his employment, he was entitled to severance pay equal to 12 months' base salary; provided, however, that during months seven through twelve of the severance payments period, the Company would be required to pay Dr. Anderson the difference between $120,000 and any compensation Dr. Anderson received from any subsequent employment or from any contract source that may pay Dr. Anderson.

         The Company entered into an agreement with Dr. Anderson on November 17, 1999 (the "Second Agreement") that provided for Dr. Anderson to serve as Chief Executive Officer of the Company. Pursuant to the Second Agreement, Dr. Anderson received a base salary at a rate of $240,000 per annum, with performance-based merit increases to be determined by the Board of Directors upon its annual review of Dr. Anderson's salary. In addition, beginning in 2000, Dr. Anderson has the opportunity to earn an annual bonus of up to 75% of his base salary, which bonus will be determined within the first 90 days of each calendar year for such year. The Second Agreement also provides for Dr. Anderson to receive a grant of options to purchase an aggregate of 500,000 shares of common stock under the Company's 1999 Stock Option Plan as promptly as practicable after the execution of the Second Agreement. The options will vest as follows: 25% on the date of grant and an additional 25% per year for each of the three years following the date of grant. The options will become fully vested upon a change of control (as defined in the Second Agreement).

         Under the Second Agreement, Dr. Anderson may be terminated by the Company at any time for due cause (as defined in the Second Agreement). In the event of such termination, or termination due to incapacity, the Company is required to pay Dr. Anderson the amount of his salary that had accrued, but was not paid, at the time of his termination. The Company may also terminate Dr. Anderson at any time for any reason it deems appropriate. After such a termination, however, the Company would be required to pay Dr. Anderson severance in the form of salary continuation for twelve months following such termination. If the termination occurs within six months of a change in control (as defined in the Second Agreement), Dr. Anderson would be entitled to an amount equal to twelve months' salary paid to him in a lump sum on the date of his termination, as well as the continuation of health, disability and life insurance benefits for twelve months following his termination.

         The Company entered into a separation agreement with Lawrence M. Davies on November 12, 1999 which set forth the terms governing Mr. Davies' separation from the Company. Under this agreement, Mr. Davies received a severance payment of $175,000, plus $39,375, which amount equaled 75% of Mr. Davies' bonus opportunity for 1999. In addition, the Company agreed to continue to provide Mr. Davies with coverage under the Company's medical and dental plans, long term disability plan, accidental death and dismemberment insurance and supplemental life insurance plans for one year. Mr. Davies also will receive basic life insurance coverage at two times his base salary with the Company for a period of one year following his separation. If Mr. Davies obtains full-time employment prior to the end of that one-year period, his inclusion in the Company's benefit plans will be discontinued. Mr. Davies will continue on as a consultant to the Company for between eight and twelve hours each week at an hourly rate of $100 per hour until April 30, 2000. The Company may extend Mr. Davies' consulting arrangement with Mr. Davies' consent.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         On March 30, 2000, in return for his commitment to provide the Company with a line of credit of up to $2 million, Charles Henri-Weil, a director of the Company who serves on the Compensation Committee, received a commitment from the Company to issue to him warrants to purchase 50,000 shares of the Company's common stock. The issuance of warrants is conditioned upon stockholder approval at the Company's 2000 annual meeting of stockholders. The warrants, if approved by the Company's stockholders, will have a ten year term and an exercise price per share equal to the fair market value of a share of the Company's common stock on the date the warrants are issued.

         In addition, if the Company is unable to secure a replacement line of credit for Mr. Weil's line of credit by June 30, 2000, Mr. Weil will be granted an additional warrant to purchase 50,000 shares of the Company's common stock on the same terms and conditions as described above.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The stockholders (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who, to the knowledge of the Board of Directors of the Company, owned beneficially more than five percent of the Company's common stock as of April 27, 2000, each director and each Named Executive Officer of the Company and all directors and officers of the Company as a group, and their respective stockholdings as of such date (according to information furnished by them to the Company), are set forth in the following table. To the Company's knowledge, no single stockholder, with the exception of Charles Henri-Weil, beneficially owned more than 5% of the Company's common stock on April 27, 2000. Except as indicated in the footnotes to the table, all of such shares are owned with sole voting and investment power.

                                                                   SHARES OF COMMON
                     NAME AND ADDRESS                                STOCK OWNED             PERCENT OF CLASS(1)
                                                                     BENEFICIALLY
Charles Henri-Weil                                                        629,900                       6.2
  8/Rue Cortambert
  Paris, France 75116

Irwin Lehrhoff, Ph.D(2)                                                   250,000                       2.5

Lawrence M. Davies                                                        107,568                       1.1

Eric E. Anderson, Ph.D(3)(4)                                               49,000                         *

Shawkat Raslan                                                             35,000                         *

Mark D. Gibson                                                                 --                         *

Paul Patti, Ph.D                                                               --                         *

Richard Jackson(4)                                                          1,500                         *

Edwin Edghill                                                                  --                         *

Directors and officers as a group (9 persons)(4)                        1,072,968                      10.1

*        Less than one percent (1%).



(1) Applicable percentage ownership is based on 10,138,552 shares of common stock outstanding on April 27, 2000. Shares of common stock issuable upon the exercise of stock options exercisable currently or within 60 days of April 27, 2000 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person's beneficial ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2) Includes 176,000 shares of common stock owned by Irwin Lehrhoff Trust No. 1, of which Dr. Lehrhoff is a trustee and a beneficiary. Does not include 5,000 shares of common stock owned by Dr. Lehrhoff's spouse, of which shares of common stock Dr. Lehrhoff disclaims beneficial ownership.

(3)      Includes 4,000 shares owned by a trust for the benefit of Dr.
         Anderson's son.

(4) Includes with respect to Dr. Anderson 45,000 shares and Mr. Jackson 1,500 shares, all of which shares are subject to presently exercisable options.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Compensation Committee Interlocks and Insider Participation."

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this amendment to its Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTEGRA, INC.


                                    By:  /s/ Eric E. Anderson
                                         Eric E. Anderson, Ph.D.
                                         Chief Executive Officer and a director

Date: April 27, 2000
                                       8