Form 10-Q
period 2000-03-31
INTEGRA INC
filed 2000-05-15
CIK 915859

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

          [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________________ TO_____________________

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

As of May 1, 2000, Integra, Inc. had 10,138,552 shares of common stock $0.01 per value, outstanding.

                                  INTEGRA, INC.
                    FORM 10-Q - QUARTER ENDED MARCH 31, 2000

                                      INDEX

 FORM 10-Q                  FORM 10-Q                                                                       FORM 10-Q
  PART NO:                  ITEM NO.                 DESCRIPTION                                            PAGE NO.
  --------                  --------                 -----------                                            --------
I.                                                   FINANCIAL INFORMATION

                                    1.               Financial Statements

                                                     -        Consolidated Statements of                         3
                                                              Operations for the Three Months
                                                              Ended March 31, 2000 and 1999

                                                     -        Consolidated Balance Sheets                        4
                                                              as of March 31, 2000 and
                                                              December 31, 1999

                                                     -        Consolidated Statements of                         5
                                                              Cash Flows for the Three Months
                                                              Ended March 31, 2000 and 1999

                                                     -        Consolidated Statement of                          6
                                                              Changes in Stockholders' Equity
                                                              for the Three Months Ended
                                                              March 31, 2000

                                                     -        Notes to Consolidated Financial                    7
                                                              Statements


                                    2.      Management's Discussion and Analysis of                             10
                                            Financial Condition and Results of Operations

II.                                         OTHER INFORMATION

                                    1.      Legal Proceedings                                                   15
                                    6.      Exhibits and Reports on Form 8-K                                    17

                           Signatures                                                                           18

                           Index to Exhibits                                                                    19

                                  INTEGRA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                      Three Months Ended
                                                                          March 31,
                                                                          ---------
                                                                    2000                 1999
                                                                    ----                 ----

Net revenues:
  Premium revenue                                                $      6,480               6,356
                                                                 ------------        ------------

       Total net revenues                                               6,480               6,356
                                                                 ------------        ------------

Cost of revenues:
  Premium service costs                                                 4,775               4,212
                                                                 ------------        ------------

       Total cost of revenues                                           4,775               4,212
                                                                 ------------        ------------

Gross profit                                                            1,705               2,144

Selling and administrative expenses                                     1,942               1,287

Amortization of intangible assets and excess cost over
  fair value of net assets acquired                                       123                 121
                                                                 ------------        ------------

Income (loss) from operations                                            (360)                736

Interest (income) expense net                                              (7)                 10
                                                                 ------------        ------------

Income (loss) before income taxes                                        (353)                726

Provision for income taxes                                                                     31
                                                                 ------------        ------------

Net income (loss)                                                $       (353)       $        695
                                                                 ============        ============

  Basic net income (loss) per common share                       $      (0.03)       $       0.07
                                                                 ============        ============
  Diluted net income (loss) per common share                     $      (0.03)       $       0.07
                                                                 ============        ============

Weighted average shares outstanding:
  Basic                                                            10,138,552          10,138,552
                                                                 ============        ============
  Diluted                                                          10,552,546          10,528,748
                                                                 ============        ============

                                  INTEGRA, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          March 31,
                         ASSETS                                             2000            December 31,
                                                                         (Unaudited)          1999
                                                                         -----------          ----
Current assets:
     Cash and cash equivalents                                             $    377        $    706
     Restricted cash                                                          1,000           1,000
     Accounts receivable, net of allowance for doubtful
       accounts of $32 in 2000 and $71 in 1999                                  469             914
     Other accounts receivable                                                  194             187
     Other current assets                                                       497             552
                                                                           --------        --------
          Total current assets                                                2,537           3,359

Property and equipment, net of accumulated amortization of $1,827 in
  2000 and $1,589 in 1999                                                     1,844           1,859
Intangible assets and excess cost over fair value of net assets acquired, net of accumulated amortization of $1,814 in 2000 and
  $1,691 in 1999                                                              9,890          10,009
Other assets, net                                                                 1               3
                                                                           --------        --------
                                                                           $ 14,272        $ 15,230
                                                                           ========        ========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                      $    171        $    277
     Reserve for unpaid claims                                                3,439           3,385
     Accrued expenses and other current liabilities                           5,449           6,002
                                                                           --------        --------
          Total current liabilities                                           9,059           9,664

  Deferred income tax liability                                                 296             296
                                                                           --------        --------
          Total liabilities                                                   9,355           9,960
                                                                           --------        --------

Commitments and contingencies

Stockholders' equity:
     Common stock, $.01 par value, 20,000,000 shares
  authorized; issued 10,138,552 in 2000 and
  10,138,552 in 1999                                                            101             101
     Capital in excess of par value                                          87,508          87,508
  Accumulated deficit                                                       (82,692)        (82,339)
                                                                           --------        --------
          Total stockholders' equity                                          4,917           5,270
                                                                           ========        ========
                                                                           $ 14,272        $ 15,230
                                                                           ========        ========

                                  INTEGRA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  Three Months Ended
                                                                                     March 31,
                                                                                     ---------
                                                                                 2000           1999
                                                                                 ----           ----
Cash flows from operating activities:
  Net income (loss)                                                           $  (353)       $   695
  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operations:
  Depreciation and amortization                                                   357            271
  Changes in assets and liabilities, net of effects of
    businesses acquired:
     (Increase) decrease in accounts receivable                                   445           (491)
     Decrease in other current assets                                              48             68
     Decrease in accounts payable                                                (106)          (485)
     Increase (decrease) in accrued expenses and other
       current liabilities                                                       (498)         1,050
     Increase in other assets and other liabilities                                 2            (31)
                                                                              -------        -------

         Net cash (used in) provided by operating
           activities                                                            (105)         1,077
                                                                              -------        -------

Cash flows from investing activities:
   Additional payments for businesses acquired in prior
     years                                                                         (5)          (416)
   Purchases of property and equipment
                                                                                 (219)          (217)
                                                                              -------        -------

         Net cash used in investing activities                                   (224)          (633)
                                                                              -------        -------

Cash flows from financing activities:
   Principal payments on long-term obligations                                     --         (1,550)
                                                                              -------        -------

         Net cash used in financing activities                                      0         (1,550)
                                                                              -------        -------

Net (decrease) increase in cash and cash equivalents                             (329)        (1,106)
Cash and cash equivalents at beginning of period                                  706          2,452
                                                                              -------        -------
Cash and cash equivalents at end of period                                    $   377        $ 1,346
                                                                              =======        =======

Supplemental disclosures of cash flow information:
   Interest paid                                                              $     0        $    26
                                                                              =======        =======
   Income taxes paid                                                          $    17        $   171
                                                                              =======        =======

                                  INTEGRA, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                            COMMON SHARES              CAPITAL IN
                                            -------------              EXCESS OF        ACCUMULATED
                                         NUMBER       PAR VALUE        PAR VALUE          DEFICIT             TOTAL
                                         ------       ---------       ---------          -------             -----
  Balance at December 31,
    1999                                 10,139     $     101         $   87,508       $  (82,339)        $    5,270

  Net Loss                                                                                   (353)              (353)
                                        -------      --------         ----------        ---------         ----------
  Balance at March 31,
    2000                                 10,139     $     101         $   87,508       $  (82,692)        $    4,917
                                        =======     =========         ==========        =========         ==========

                                  INTEGRA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1999 included in its Form 10-K filed with the Securities and Exchange Commission on March 30, 2000 and as amended on April 28, 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Company management, the consolidated financial statements for the unaudited interim periods presented include all adjustments, consisting only of normal recurring adjustments, necessary to present a fair statement of the results for such interim periods.

         Certain prior period amounts have been reclassified to conform to the current period presentation.

         Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

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

NOTE 3 - RESERVE FOR UNPAID CLAIMS

         This liability primarily relates to amounts owed for healthcare services authorized or incurred and not yet paid by the Company's managed behavioral healthcare business. Medical claims payable are estimated based upon authorized healthcare services, past claim payment experience for member groups, patient census data and other factors. Effective January 1, 1999, the Company implemented coverage on a capitated contract in New York State which covers over 420,000 members and is currently the Company's largest contract.

The Company estimates the medical claims payable for this contract in a manner similar to its existing contracts, however, the Company has not yet fully developed its own historical experience with this contract. As the Company continues to provide coverage and pay claims for this contract, management will make necessary revisions in the estimates used to determine medical claims payable. While the Company believes its estimate of the liability for medical claims payable is adequate, actual results could differ from such estimates.

NOTE 4 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                                           March 31,                   December 31,
                                                                             2000                         1999
                                                                             ----                         ----
Salaries and vacation                                                    $        237                $        451
Restructuring costs                                                             2,157                       2,284
Long-term care and provider billing reserves                                    1,675                       1,935
Other                                                                           1,380                       1,332
                                                                         ------------                ------------
                                                                         $      5,449                $      6,002
                                                                         ============                ============

NOTE 5 - RESTRUCTURING AND OTHER CHARGES

         In December 1997, the Company entered into an agreement with PsychPartners of Alabama and PsychPartners, LLC (collectively "PsychPartners) whereby it sold substantially all of the assets and business of the Company's outpatient behavioral health provider business.

         In January 2000, PsychPartners filed for protection under Chapter 11 of the Federal Bankruptcy Laws. Based on discussions with PsychPartners personnel it intends to discontinue all future operations and liquidate all existing assets to satisfy outstanding obligations. Under the terms of the Purchase Agreement, PsychPartners assumed responsibility for all facility leases associated with the practices sold. While the Company obtained assignment letters for many of these leases, the Company is evaluating whether it may have contingent exposure under these agreements. The Company is in the process of coordinating with PsychPartners, the landlords and special counsel which the Company engaged to assist in this matter. The Company estimates there are approximately 35 open leases with approximately $2,500 in remaining payments under the lease terms, not including certain fees and expenses for which the Company may be responsible. The Company intends to aggressively pursue resolution of part of the lease situations in terms most favorable to the Company. Due to the nature of real estate law, it is probable the Company will be responsible for a portion of these remaining lease obligations. Accordingly, the Company recorded a charge of $1,700 at December 31, 1999, for this potential exposure. The Company believes that the reserve for these matters is adequate at March 31, 2000, however, as the Company continues to pursue resolution of open matters, actual results could differ from such estimates.

         In addition to the above lease exposure, PsychPartners defaulted on certain deferred contingent purchase price obligations which were part of the original acquisition agreements for practices previously purchased by Integra. These liabilities were also assumed by PsychPartners under the terms of the Purchase Agreement. The Company believes it has no remaining responsibility for these obligations, however, the individuals associated with these practices may choose to assert a claim against the Company. At March 31, 2000 and December 31,

1999, the Company has not established a reserve for these amounts which it estimates may aggregate to $1,000. The Company intends to vigorously contest any claims related to this matter.

         In prior years, the Company established reserves in connection with its restructurings and the exit of long-term care and outpatient operations. The Company believes the remaining reserves for these matters are adequate at March 31, 2000. However, as the Company continues to pursue resolution of open matters, actual results could differ from such estimates. During the first quarter of 2000 the Company paid $127 relating to legal costs and lease obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

OVERVIEW

         The Company provides EAP and managed behavioral healthcare services through full and shared risk arrangements with employers, health plans and managed care organizations to perform behavioral health services on a capitated per employee or per member per month basis. In addition, the Company provides an array of managed behavioral health services including employee assistance programs, third party clinical case management and claims administration and selected consulting services. Integra's contract service areas are principally concentrated in Connecticut, Delaware, Maryland, New Jersey, New York, Pennsylvania, Rhode Island, Virginia and Tennessee.

RESULTS OF OPERATIONS

PREMIUM REVENUE

         Premium revenue pertains to the Company's managed behavioral healthcare business which maintains a portfolio of agreements with managed care organizations and corporations to provide inpatient and outpatient behavioral health services. Revenues are primarily generated by capitated managed behavioral healthcare and employee assistance programs. The fees are defined by contract and are primarily calculated on a fixed per employee or per member per month fee. Revenues under these contracts are recorded in the month for which the member or employee is entitled to services. Generally, these contracts are on a one to three year basis and are subject to various cancellation provisions which are typical to industry practice.

         Premium revenue for the three-month period ended March 31, 2000 increased from the corresponding period of the prior year from $6,356 to $6,480 primarily as a result of a net increase in membership for the capitated contracts.

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

         Premium service costs increased for the three month period ended March 31, 2000 to $5,042 from $4,212 in the corresponding period in the prior year. This increase is primarily a result of an additional investment by the Company in internal clinical and claims personnel, as well as increased utilization from capitated contracts due to increased membership.

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses are primarily comprised of corporate office, sales and administration. Selling and administrative expenses increased to $1,972 for the three months ended March 31, 2000 from $1,287 for the same period in 1999. The increase is essentially a result of increased investment in Information Systems personnel, consultants and depreciation.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations was $105 for the three months ended March 31, 2000 compared to net cash provided by operations of $1,077 for the same period in the prior year. Unrestricted cash and cash equivalents decreased to $377 at March 31, 2000 from $706 at December 31, 1999. At March 31, 2000, the Company also had $1,000 in cash which is designated as a restricted reserve for medical claims payable under the contract with HealthNow New York.

         At March 31, 2000 the Company had a working capital deficit of $6,817. The deficit is primarily attributable to accrued liabilities of $3,832 which pertain to the exit of the outpatient provider behavioral group practice business and reserves established for long-term care and other provider billing matters. Although these amounts are classified as current due to their nature, the Company does not expect that all of these amounts will require payment in the next year. The remainder of the Company's accrued liabilities are operating in nature.

         The Company believes that the cash flow generated by the Company's operations together with its existing cash and credit available from a significant shareholder in the amount of $2,000 will be sufficient to meet the Company's cash requirements in 2000.

         The Company's current ratio, working capital and debt to equity ratio are set forth below for the dates indicated:

                                                            March 31, 2000               December 31, 1999
                                                            --------------               -----------------

         Current Ratio...............................               .28:1                             .35:1
         Working Capital Deficit.....................            $(6,522)                          $(6,305)
         Debt to Equity..............................                -                                 -


INFLATION

         A significant portion of the Company's operating expenses have been subject to inflationary increases, including clinical and administrative salaries and rent expense. Based on management's assessment, the Company has historically sought to offset inflationary increases through price increases. Further, the Company believes it has somewhat mitigated the effect of inflation by expanding services and increasing operating efficiencies especially through the use of automation and technology. There can be no assurance that the Company will be able to offset future inflationary increases in expenses, if any, which would result in a dilutive impact on the Company's future earnings.

SIGNIFICANT CONTRACT

         Effective January 1, 1999, the Company implemented coverage of a behavioral health carve-out contract with a health plan which currently covers over 420,000 members. The Company expects that this contract, which has a two-year term, will generate over $13,200 in annual revenues and it is currently the Company's largest contract. Profitability under this capitated contract will depend upon the Company's ability to manage the utilization of services within the premiums received. An underestimation in the expected utilization of services for this contract could result in a material loss to the Company. In 1999 this contract performed according to plan. Management expects performance under the contract in 2000 to be profitable and the contract to be renewed in future years. This contract represented fifty percent of the Company's 1999 revenues and expires on December 31, 2000. The Company is currently in discussion with the Health Plan regarding the renewal of the agreement.

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

         State of Readiness. The Company's internal IT systems are largely centralized and consist primarily of purchased software. The Company's IT hardware infrastructure is built mainly around IBM PC compatible servers and desktop systems. The Company's IT software primarily utilizes Microsoft systems including SQL Server, Windows NT, Internet Information Server, Exchange and Office. The Company believes these systems were compliant at December 31, 1999. The Company's clinical and claims administration software were certified by the vendor as being year 2000 compliant. The Company completed testing of this system and believes it to be compliant. Year 2000 remediation costs incurred in 1999 and 1998 were $60 and $100, respectively.

         External Relationship. The Company also faced the risk that one or more of its critical suppliers or customers ("External Relationships") would not be able to interact with the Company due to the third party's inability to resolve its own year 2000 issues, including those associated with its own External Relationships.

The Company has assessed its External Relationships and has rated its risk with each External Relationship based upon the potential business impact, available alternatives and cost of substitution. The Company attempted to determine the overall year 2000 readiness of its External Relationships. In the case of significant customers and mission critical suppliers such as banks, telecommunications providers and other utilities and IT vendors, the Company engaged in discussions with the third parties and obtained information as to those parties' year 2000 plans and state of readiness. The Company believes its External Relationships are year 2000 ready.

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

         The Company developed contingency/recovery plans aimed at maintaining the continuity of critical business functions before and after December 31, 1999 and through March 1, 2000. As part of that process, the Company developed manual work alternatives to automated processes which were designed to maintain business continuity. These manual alternatives presume, however, that basic infrastructure such as electrical power and telephone service, as well as purchased systems which are advertised to be year 2000 compliant by their manufacturers (primarily IT hardware and software) will remain unaffected by the year 2000 problem. The Company engaged various testing techniques using Integra, Inc. Information Technology staff and external consultants during the last half of 1999. Minor problems revealed as a result of such testing were corrected. Integra's Y2000 readiness was deemed complete in December 1999. No significant problems at that time, or through March 30, 2000 were encountered and the Company believes it will not have future difficulty.

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

                                  INTEGRA, INC.

                    FORM 10-Q - QUARTER ENDED MARCH 31, 2000

PART II

ITEM 1 - LEGAL PROCEEDINGS

         From time to time, the Company is a party to certain claims, suits and complaints which arise in the course of business. The following items all pertain to matters associated with the Company's outpatient behavioral health group practice operations which were disposed of in 1998.

         In March 1998, the Company received notification that the Medicare Intermediary in California ("the Intermediary") had completed a post payment medical review of billings previously submitted by the Company and paid between 1990 and 1994. Based upon the results of its review, the Intermediary requested a refund of approximately $1,200. Services were denied primarily on the basis of medical necessity and incomplete documentation. An administrative hearing was held on this matter on April 24, 2000 and the judge has taken the matter under advisement. As of December 31, 1997, the Company had fully reserved for the above amount.

         In April 1998, the Company received notice that the Office of the Attorney General of New York State ("the State") was conducting an audit of the New York Medicaid billings of one of the outpatient provider operations with which it had an Administrative Services Agreement. The State was investigating whether the Company had any liability arising from the operation of, and its relationship with, that provider. In October 1998, the Company terminated its agreements with that provider. In May 1999, the company reached a settlement agreement with the State which resolves all claims against the Company relating to this matter. Terms of the settlement include a total payment of $382 plus $18 of interest. The final installment of $200 was paid in February 2000.

         During the first half of 1999, the Company received notification of potential Medicaid program billing issues in Nevada in connection with services performed at the Company's former Nevada outpatient group practice subsidiaries which were sold by the Company at the end of 1997. Upon further review of the Company's former Nevada Medicaid billings, the Company determined that certain Nevada Medicaid billings of these former outpatient practices were not in accordance with Medicaid program regulations. In accordance with the Company's full disclosure policy, the Company disclosed this matter to the Nevada Medicaid program. In December 1999, the Company reached a settlement agreement with the State of Nevada which resolves all claims against the Company relating to this matter. Terms of the settlement include a total payment of $455 plus interest at a simple rate of 7%. The Company paid the first installment in the amount of $227 in December 1999. The remaining installment is reserved for at December 31, 1999 as part of the Company's long-term care and provider billing reserves and is expected to be paid in full by the end of fiscal year 2000.

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

         Although management believes that established reserves for the above matters are sufficient, it is possible that the final resolution of these matters may exceed the established reserves by an amount which could be material to the Company's results of operations. Due to the nature of these matters, the Company cannot predict when these matters will be finally resolved. The Company does not believe the ultimate outcome of these matters will have a material adverse effect on the Company's overall financial condition, liquidity or operations.

         During 1998, the Company entered into a Corporate Integrity Agreement (the "Agreement") with the Office of the Inspector General of the Department of Health and Human Services ("OIG") whereas the Company agreed to undertake certain compliance obligations. The Company, as required under the terms of the Agreement and with the assistance of outside auditors, filed its first annual report with the OIG in December 1999. In April 2000 the Company received a response from the OIG. The Company responded to questions of the OIG and continues to provide the OIG information regarding its performance under the Integrity Agreement.

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



                                               INTEGRA, INC.
                                          -----------------------------
                                               (registrant)



May  15, 2000                             /s/  Eric E. Anderson, Ph.D.
-------------                             -----------------------------
    (Date)                                     Eric E. Anderson, Ph.D.
                                           President and Chief Executive Officer

INDEX TO EXHIBITS


27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.