Form 10-Q/A
period 2000-03-31
INTEGRA INC
filed 2000-05-17
CIK 915859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

(MARK ONE)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                                 --------------
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________________ TO _____________

COMMISSION FILE NUMBER 1-13177
                       -------
                                  INTEGRA, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     13-3605119
 -------------------------------           -----------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


1060 First Avenue - Suite 410
King of Prussia, PA                                     19406
---------------------------------------                 -----
(Address of principal executive offices)              (Zip Code)

(610) 992-7000
--------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes __X__.   No ____.

As of May 1, 2000, Integra, Inc. had 10,138,552 shares of common stock $0.01 per value, outstanding.

         This Form 10-Q/A amends Integra, Inc.'s (the "Company") 10-Q for the period ended March 31, 2000 previously filed on May 15, 2000, to restate Item 2 to correct certain amounts reported in the sections entitled "Premium Service Costs" and "Selling and Administrative Expense." Certain amounts listed in those sections of the 10-Q did not agree with the Company's Consolidated Statements of Operations.

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

         Premium service costs increased for the three month period ended March 31, 2000 to $4,775 from $4,212 in the corresponding period in the prior year. This increase is primarily a result of an additional investment by the Company in internal clinical and claims personnel, as well as increased utilization from capitated contracts due to increased membership.

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses are primarily comprised of corporate office, sales and administration. Selling and administrative expenses increased to $1,942 for the three months ended March 31, 2000 from $1,287 for the same period in 1999. The increase is essentially a result of increased investment in Information Systems personnel, consultants and depreciation.

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

         The Company's current ratio, working capital and debt to equity ratio are set forth below for the dates indicated:


                                                       March 31, 2000    December 31, 1999
                                                       --------------    -----------------
         Current Ratio...............................       .28:1              .35:1
         Working Capital Deficit.....................     $(6,522)           $(6,305)
         Debt to Equity..............................          --                 --


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



                                                   INTEGRA, INC.
                                                   -------------
                                                    (registrant)



 May 17, 2000                                 /s/ Eric E. Anderson, Ph.D.
---------------                             -------------------------------
   (Date)                                        Eric E. Anderson, Ph.D.
                                           President and Chief Executive Officer