Form 10-Q
period 2000-06-30
INTEGRA INC
filed 2000-08-14
CIK 915859

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                                 -------------

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ________________

COMMISSION FILE NUMBER   1-13177
                         -------

                                  INTEGRA, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     13-3605119
---------------------------------        ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


1060 First Avenue - Suite 410
King of Prussia, PA                                             19406
----------------------------------                           ----------
(Address of principal executive offices)                     (Zip Code)

(610) 992-7000
--------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_   No__.

As of August 14, 2000, Integra, Inc. had 10,138,552 shares of common stock, $0.01 par value, outstanding.

                                  INTEGRA, INC.
                     FORM 10-Q - QUARTER ENDED JUNE 30, 2000
                                      INDEX

FORM 10-Q         FORM 10-Q                                                              FORM 10-Q
PART NO:           ITEM NO.           DESCRIPTION                                         PAGE NO.
--------           --------           -----------                                         --------

I.                                    FINANCIAL INFORMATION

                      1.              Financial Statements

                                      -        Consolidated Statements of
                                               Operations for the Three Months
                                               Ended June 30, 2000 and 1999                   3

                                      -        Consolidated Statements of Operations
                                               for the Six Months Ended June 30, 2000
                                               and 1999                                       4

                                      -        Consolidated Balance Sheets
                                               as of June 30, 2000 and
                                               December 31, 1999                              5

                                      -        Consolidated Statements of
                                               Cash Flows for the Six Months
                                               Ended June 30, 2000 and 1999                   6

                                      -        Consolidated Statement of
                                               Changes in Stockholders' Equity
                                               for the Six Months Ended
                                               June 30, 2000                                  7

                                      -        Notes to Consolidated Financial
                                               Statements                                     8

                      2.              Management's Discussion and Analysis of
                                      Financial Condition and Results of Operations          11

II.                                   OTHER INFORMATION

                      1.              Legal Proceedings                                      15
                      4.              Submission of Matters to a Vote of Security Holders    17
                      6.              Exhibits and Reports on Form 8-K                       18

                      Signatures                                                             19
                      Index to Exhibits                                                      20

                                  INTEGRA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                      Three Months Ended
                                                                           June 30,
                                                             -------------------------------------
                                                                 2000                     1999
                                                             ------------             ------------
Net revenues:
  Premium revenue                                            $      6,747             $      6,239
                                                             ------------             ------------

       Total net revenues                                           6,747                    6,239
                                                             ------------             ------------

Cost of revenues:
  Premium service costs                                             4,960                    3,991
                                                             ------------             ------------

       Total cost of revenues                                       4,960                    3,991
                                                             ------------             ------------
Gross profit                                                        1,787                    2,248

Selling and administrative expenses                                 1,561                    1,462
Restructuring and other charges                                         0                     (700)
Amortization of intangible assets and excess cost
    over fair value of net assets acquired                            123                      121
                                                             ------------             ------------
       Total expenses                                               1,684                      883

Income from operations                                                103                    1,365

Interest (income)                                                     (45)                     (19)
Interest expense                                                        4                       44
                                                             ------------             ------------

Income before income taxes                                            144                    1,340

Provision for income taxes                                              0                       37
                                                             ------------             ------------

Net income                                                   $        144             $      1,303
                                                             ============             ============

Net income per common share:
  Basic                                                      $       0.01             $       0.13
                                                             ============             ============
  Diluted                                                    $       0.01             $       0.12
                                                             ============             ============
Weighted average shares outstanding:
  Basic                                                        10,138,552               10,138,552
                                                             ============             ============
  Assuming dilution                                            10,563,227               10,523,514
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

                                  INTEGRA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                      Six Months Ended
                                                                           June 30,
                                                             -------------------------------------
                                                                 2000                     1999
                                                             ------------             ------------
Net revenues:
  Premium revenue                                            $     13,227             $     12,595
                                                             ------------             ------------

       Total net revenues                                          13,227                   12,595
                                                             ------------             ------------

Cost of revenues:
  Premium service costs                                             9,735                    8,203
                                                             ------------             ------------

       Total cost of revenues                                       9,735                    8,203
                                                             ------------             ------------
Gross profit                                                        3,492                    4,392

Selling and administrative expenses                                 3,503                    2,749
Restructuring and other charges                                        --                     (700)
Amortization of intangible assets and excess cost
   over fair value of net assets acquired                             246                      242
                                                             ------------             ------------
       Total expenses                                               3,749                    2,291

(Loss) income from operations                                        (257)                   2,101

Interest (income)                                                     (87)                     (37)
Interest expense                                                       39                       72
                                                             ------------             ------------

(Loss) income before income taxes                                    (209)                   2,066

Provision for income taxes                                             --                       68
                                                             ------------             ------------

Net (loss) income                                            $       (209)            $      1,998
                                                             ============             ============

Net (loss) income per common share:
  Basic                                                      $      (0.02)            $       0.20
                                                             ============             ============
  Diluted                                                    $      (0.02)            $       0.19
                                                             ============             ============
Weighted average shares outstanding:
  Basic                                                        10,138,552               10,138,552
                                                             ============             ============
  Diluted                                                      10,572,225               10,524,061
                                                             ============             ============


The accompanying notes are an integral part of these financial statements.

                                  INTEGRA, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                    June 30,           December 31,
                                                                      2000                 1999
                                                                    --------             --------
                                                                   (Unaudited)
                              ASSETS
Current assets:
  Cash and cash equivalents                                         $    211             $    706
  Restricted cash                                                      1,000                1,000
  Accounts receivable, net of allowance for doubtful
     accounts of $61 in 2000 and $71 in 1999                             487                  914
  Other accounts receivable                                              199                  187
  Other current assets                                                   280                  552
                                                                    --------             --------

     Total current assets                                              2,177                3,359

Property and equipment, net of accumulated amortization
  of $2,023 in 2000 and $1,589 in 1999                                 1,968                1,859
Intangible assets and excess cost over fair value of net
  assets acquired, net of accumulated amortization of
  $1,937 in 2000 and $1,691 in 1999                                    9,767               10,009
Other assets, net                                                          0                    3
                                                                    --------             --------
                                                                    $ 13,912             $ 15,230
                                                                    ========             ========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $    441             $    277
  Reserve for unpaid claims                                            3,069                3,385
  Accrued expenses and other current liabilities                       5,044                6,002
                                                                    --------             --------
     Total current liabilities                                         8,554                9,664

Deferred income tax liability                                            296                  296
                                                                    --------             --------
     Total liabilities                                                 8,850                9,960
                                                                    --------             --------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, 20,000,000 shares
  authorized; issued 10,138,552 in 2000 and 1999                         101                  101
  Capital in excess of par value                                      87,509               87,508
  Accumulated deficit                                                (82,548)             (82,339)
                                                                    --------             --------
     Total stockholders' equity                                        5,062                5,270
                                                                    --------             --------
                                                                    $ 13,912             $ 15,230
                                                                    ========             ========


The accompanying notes are an integral part of these financial statements.

                                  INTEGRA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                          Six Months Ended
                                                                              June 30,
                                                                    ---------------------------

                                                                      2000                1999
                                                                    --------            -------
Cash flows from operating activities:
  Net (loss) income                                                 $  (209)            $ 1,998
  Adjustments to reconcile net (loss) income to net cash
   provided by operations:
  Depreciation and amortization                                         713                 568
  Issue of warrant for financing guarantee                                1                (700)
Changes in assets and liabilities, net of effects of
  businesses acquired:
     Decrease (increase) in accounts receivable                         415                (349)
     Increase in restricted cash                                          0                (400)
     Decrease (increase) in other current assets                        272                (137)
     Increase (decrease) in accounts payable                            164                (411)
     (Decrease) increase in reserve for unpaid claims                  (316)              2,245
     Decrease in accrued expenses and other
       current liabilities                                             (958)             (1,239)
     Decrease (increase) in other assets and other
       liabilities, net                                                   3                 (22)
                                                                    -------             -------

         Net cash provided by operating activities                       85               1,553
                                                                    -------             -------

Cash flows from investing activities:
   Additional payments for businesses acquired in prior
     years                                                               (4)               (441)
   Purchases of property and equipment
                                                                       (576)               (630)
                                                                    -------             -------

         Net cash used in investing activities                         (580)             (1,071)
                                                                    -------             -------

Cash flows from financing activities:
   Principal payments on long-term obligations                            0              (1,550)
                                                                    -------             -------

   Net cash (used in) financing activities                                0              (1,550)
                                                                    -------             -------

Net decrease in cash and cash equivalents                              (495)             (1,068)
Cash and cash equivalents at beginning of period                        706               2,452
                                                                    -------             -------
Cash and cash equivalents at end of period                          $   211             $ 1,384
                                                                    =======             =======


The accompanying notes are an integral part of these financial statements.

                                  INTEGRA, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                              COMMON SHARES            CAPITAL IN
                                         -----------------------        EXCESS OF       ACCUMULATED
                                         NUMBER        PAR VALUE        PAR VALUE         DEFICIT          TOTAL
                                         ------        ---------        ---------         -------          -----
Balance at December 31,
  1999                                   10,139         $    101         $ 87,508        $(82,339)        $  5,270
Issue of warrants for financing
  guarantee                                                                     1                                1
Net loss                                                                                     (209)            (209)
                                       --------         --------         --------        --------         --------
Balance at June 30, 2000
(unaudited)                              10,139         $    101         $ 87,509        $(82,548)        $  5,062
                                       ========         ========         ========        ========         ========






The accompanying notes are an integral part of these financial statements.

                                  INTEGRA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1999 included in its Form 10-K filed with the Securities and Exchange Commission on March 30, 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Company management, the consolidated financial statements for the unaudited interim periods presented include all adjustments, consisting only of normal recurring adjustments, necessary to present a fair statement of the results for such interim periods.

         Certain prior period amounts have been reclassified to conform to the current period presentation.

         Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

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

NOTE 4 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                        June 30,    December 31,
                                                          2000         1999
                                                          ----         ----

     Salaries and vacation ......................        $  379       $  451
     Restructuring costs ........................         1,895        2,284
     Long-term care and provider billing reserves         1,762        1,935
     Other ......................................         1,008        1,332
                                                         ------       ------
                                                         $5,044       $6,002
                                                         ======       ======


NOTE 5 - RESTRUCTURING AND OTHER CHARGES

         In December 1997, the Company entered into an agreement with PsychPartners of Alabama and PsychPartners, LLC (collectively "PsychPartners") whereby it sold substantially all of the assets and business of the Company's outpatient behavioral health provider business.

         In January 2000, PsychPartners filed for protection under Chapter 11 of the Federal Bankruptcy Laws. Based on discussions with PsychPartners personnel, as well as developments in the bankruptcy court, the Company understands that PsychPartners intends to discontinue all future operations and liquidate all existing assets to satisfy outstanding obligations. Under the terms of the Purchase Agreement, PsychPartners assumed responsibility for all facility leases associated with the practices sold. While the Company obtained assignment letters for many of these leases, due to the nature of both real estate and bankruptcy laws, it is possible that the Company will be responsible for a portion of these remaining lease obligations. The Company has engaged special counsel and is evaluating its exposure in this matter on an ongoing basis. The Company estimates there are approximately 32 open leases with approximately $2,325 in remaining payments under the lease terms, not including certain fees and expenses for which the Company may be responsible. The Company intends to aggressively pursue resolution of this matter in terms most favorable to the Company. Accordingly, the Company recorded a charge of $1,700 at December 31, 1999, for this potential exposure. During the second quarter of 2000 the Company paid $85 relating to legal costs and lease obligations.

         In addition to the above lease exposure, PsychPartners defaulted on certain deferred contingent purchase price obligations which were part of the original acquisition agreements for practices previously purchased by Integra. These liabilities were also assumed by PsychPartners under the terms of the Purchase Agreement. The Company believes it has no remaining responsibility for these obligations, however, the individuals associated with these practices may choose to assert a claim against the Company. At June 30, 2000 and December 31, 1999, the Company has not established a reserve for these amounts which it estimates may aggregate to $1,000. The Company intends to vigorously contest any claims related to this matter.

         In prior years, the Company established reserves in connection with its restructurings and the exit of long-term care and outpatient operations. As part of its ongoing evaluation of these reserves, at June 30, 1999, the Company determined, based on its assessment of all remaining open matters, that the Company was over accrued for these matters by $700. This change in estimate is separately reflected in the Statement of Operations under "Restructuring and Other Charges." The Company believes the remaining reserves for these matters are adequate at June 30, 2000, however, as the Company continues to pursue resolution of open matters, actual results could differ from such estimates. During the second quarter of 2000, the Company paid $262 relating to legal costs and lease obligations bringing the total to $389 for the year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

OVERVIEW

         The Company provides managed behavioral healthcare services through full and shared risk arrangements with employers, health plans and managed care organizations to perform behavioral health services on a capitated per member per month basis. In addition, the Company provides an array of managed behavioral health services including employee assistance programs, third party clinical case management and claims administration. Integra's contract service areas are principally concentrated in Connecticut, Delaware, Maryland, New Jersey, New York, Pennsylvania, Rhode Island, Virginia, Tennessee and Georgia.

RESULTS OF OPERATIONS

PREMIUM REVENUE

         Premium revenue pertains to the Company's managed behavioral healthcare business which maintains a portfolio of agreements with managed care organizations and corporations to provide inpatient and outpatient behavioral health services. Revenues are primarily generated by capitated managed behavioral healthcare and employee assistance programs. The fees are defined by contract and are primarily calculated on a fixed per member per month fee. Revenues under these contracts are recorded in the month for which the member is entitled to services. Generally, these contracts are on a one to three year basis subject to cancellation provisions typical in the industry.

         Premium revenue for the three and six month periods ended June 30, 2000 increased from the corresponding periods of the prior year by $508 and $632 respectively primarily as a result of a net increase in membership for the capitated contracts.

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

         Premium service costs increased to $4,960 for the three months ended June 30, 2000 from $3,991 for the same period in 1999. Premium costs for the six month period ended June 30, 2000 increased to $9,735 from $8,203 for the same period in 1999. This increase is primarily a result of an additional investment by the Company in internal clinical and claims personnel, as well as increased utilization of services by an increasing population of contract members.

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses are primarily comprised of corporate office, sales and administration. Selling and administrative expenses increased to $1,561 for the three months ended June 30, 2000 from $1,462 for the same period in 1999. Selling and administrative expenses for the six month period ended June 30, 2000 increased to $3,503 from $2,749 for the same period in 1999. These increases are a result of increased investments in information systems personnel, consultants and information systems related depreciation.

RESTRUCTURING AND OTHER CHARGES

         In prior years, the Company established reserves in connection with its restructurings and the exit of long-term care and outpatient operations. As part of its ongoing evaluation of these reserves, at June 30, 1999, the Company determined, based on its assessment of all remaining open matters, that the Company was over accrued for these matters by $700. This change in estimate is separately reflected in the Statement of Operations under "Restructuring and Other Charges." The Company believes the remaining reserves for these matters are adequate at June 30, 2000, however, as the Company continues to pursue resolution of open matters, actual results could differ from such estimates.

INTEREST EXPENSE

         In March 2000, the Board of Directors approved the issuance of warrants to purchase 50,000 shares of Common Stock to a Board member and significant shareholder, as well as the conditional issuance of additional warrants to purchase 50,000 shares of Common Stock, subject to the approval of the Company's stockholders which was granted during the June 27, 2000 shareholders meeting. The warrants were issued in connection with a temporary line of credit of $2,000,000 (expires on January 1, 2001), which was extended to the Company by the shareholder/Board member in March 2000. The conditional warrants were issued because the Company was not able to obtain a line of credit from a financial institution to replace the line of credit extended by the shareholder/Board member prior to June 30, 2000. The Company is in discussion with a number of financial institutions to replace or supplement this line of credit. The warrants have a ten-year term and are exercisable at a price per share equal to $.625, which was the fair market value of a share of Common Stock on the closing date of the Company's annual meeting. Generally accepted accounting principles call for the cost of the warrants to be treated as interest expense and accordingly $1 has been provided for the period.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations was $85 for the six months ended June 30, 2000, compared to net cash provided by operations of $1,553 for the period in the prior year. Unrestricted cash and cash equivalents decreased to $211 at June 30, 2000 from $706 at December 31, 1999. At June 30, 2000 and 1999, the
Company also had $1,000 in cash which is contractually restricted as a reserve for medical claims payable.

         At June 30, 2000, the Company had a working capital deficit of $6,377. The deficit is primarily attributable to accrued liabilities of $3,657 which pertain to the exit of the outpatient provider behavioral group practice business and reserves established for long-term care and other provider billing matters. Although these amounts are classified as current due to their nature, the Company does not expect that all of these amounts will require payment in the next year. The remainder of the Company's accrued liabilities are operating in nature.

         The Company believes that the cash flow generated by the Company's operations together with its existing cash and credit available from a significant shareholder in the amount of $2,000 will be sufficient to meet the Company's cash requirements in 2000.

         The Company's current ratio, working capital and debt to equity ratio are set forth below for the dates indicated:

                                                             June 30, 2000          December 31, 1999
                                                             -------------          -----------------

         Current Ratio...............................               .25:1                  .35:1
         Working Capital Deficit.....................            $(6,377)                $(6,305)
         Debt to Equity..............................                 --                      --


INFLATION
         A significant portion of the Company's operating expenses have been subject to inflationary increases, including premium service costs, clinical and administrative salaries and rent expense. Based on management's assessment, the Company has historically sought to offset inflationary increases through price increases. Further, the Company believes it has somewhat mitigated the effect of inflation by expanding services and increasing operating efficiencies especially through the use of automation and technology. There can be no assurance that the Company will be able to offset future inflationary increases in expenses, if any, which would result in a dilutive impact on the Company's future earnings.

SIGNIFICANT CONTRACT

         Effective January 1, 1999, the Company implemented coverage of a behavioral health carve-out contract with a health plan which currently covers over 420,000 members. The Company expects that this contract, which has a two-year term, will generate over $13,200 in annual revenues and it is currently the Company's largest contract. Profitability under this capitated contract will greatly depend upon the Company's ability to manage the utilization of services within the premiums received. An underestimation in the expected utilization of services for this contract could result in a material loss to the Company. In 1999 this contract performed according to plan. Management expects performance under the contract in 2000 to be profitable and the contract to be renewed in future years. This contract represented fifty percent of the Company's 1999 revenues and expires on December 31, 2000. The Company is currently negotiating the renewal of the agreement.

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

                     FORM 10-Q - QUARTER ENDED JUNE 30, 2000

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

         During the first half of 1999, the Company received notification of potential Medicaid program billing issues in Nevada in connection with services performed at the Company's former Nevada outpatient group practice subsidiaries which were sold by the Company at the end of 1997. Upon further review of the Company's former Nevada Medicaid billings, the Company determined that certain Nevada Medicaid billings of these former outpatient practices were not in accordance with Medicaid program regulations. In accordance with the Company's full disclosure policy, the Company disclosed this matter to the Nevada Medicaid program. In December 1999, the Company reached a settlement agreement with the State of Nevada which resolves all claims against the Company relating to this matter. Terms of the settlement include a total payment of $455 plus interest at a simple rate of 7%. The Company paid the first installment in the amount of $227 in December 1999. The remaining installment is reserved for at December 31, 1999 as part of the Company's long-term care and provider billing reserves. During the second quarter the Company paid $114 (one-half of the remaining liability) and agreed to remit the balance due plus interest in January 2001.

         In January 2000, PsychPartners filed for protection under Chapter 11 of the Federal Bankruptcy Laws. Based on discussions with PsychPartners personnel, as well as developments in the bankruptcy court, the Company understands that PsychPartners intends to discontinue all future operations and liquidate all existing assets to satisfy outstanding obligations. Under the terms of the Purchase Agreement, PsychPartners assumed responsibility for all facility leases associated with the practices sold. While the Company obtained assignment letters for many of these leases, due to the nature of both real estate and bankruptcy laws, it is possible that the Company will be responsible for a portion of these remaining lease obligations. The Company has engaged special counsel and is evaluating its exposure in this matter on an ongoing basis. The Company estimates there are approximately 32 open leases with approximately $2,325 in remaining payments under the lease terms, not including certain fees and expenses for which the Company may be responsible. The Company intends to aggressively pursue resolution of this matter in terms most favorable to the Company. Accordingly, the Company recorded a charge of $1,700 at December 31, 1999, for this potential exposure. During the second quarter of 2000 the Company paid $85 relating to legal costs and lease obligations.

         In addition to the above lease exposure, PsychPartners defaulted on certain deferred contingent purchase price obligations which were part of the original acquisition agreements for practices previously purchased by

Integra. These liabilities were also assumed by PsychPartners under the terms of the Purchase Agreement. The Company believes it has no remaining responsibility for these obligations, however, the individuals associated with these practices may choose to assert a claim against the Company. The Company has not established a reserve for these amounts which it estimates may aggregate to $1,000 and intends to vigorously contest any claims related to this matter.

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

         During 1998, the Company entered into a Corporate Integrity Agreement (the "Agreement") with the Office of the Inspector General of the Department of Health and Human Services ("OIG") whereas the Company agreed to undertake certain compliance obligations. The Company, as required under the terms of the Agreement and with the assistance of outside auditors, filed its first annual report with the OIG in December 1999. In April and May 2000 the Company exchanged information with the OIG with respect to its annual filing. The OIG offered several suggestions for improvement of the Company's Corporate Compliance Program which have been executed. In addition, the OIG requested some specific procedures which will be undertaken in connection with the Company's second annual report due in November 2000.

         Currently, there are no other such claims, suits or complaints that, in the opinion of management, would have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 27, 2000, the Company held its 2000 Annual Meeting of Shareholders. At the Annual Meeting, the following matters were submitted to a vote of shareholders:

         1. The holders of 2,426,384 shares of common stock voted in favor of, the holders of 622,981 shares of common stock voted against and the holders of 23,080 shares of common stock abstained with respect to a proposal to amend the Company's Certificate of Incorporation to adopt a classified Board of Directors. This proposal was not approved since a majority of the outstanding shares were not voted in favor of the proposal.

         2. The following four individuals, constituting the full Board of Directors of the Company, were nominated and elected to serve as the directors of the Company:

                        Shawkat Raslan                      FOR:                                7,985,587
                                                            WITHHOLD
                                                            AUTHORITY:                            472,360

                        Eric E. Anderson, Ph.D.             FOR:                                7,985,587
                                                            WITHHOLD
                                                            AUTHORITY:                            472,360

                        Charles-Henri Weil                  FOR:                                7,985,587
                                                            WITHHOLD:
                                                            AUTHORITY:                            472,360

                        Elliot Sainer                       FOR:                                7,985,587
                                                            WITHHOLD
                                                            AUTHORITY:                            472,360

         3. The holders of 2,541,951 shares of common stock voted in favor of, the holders of 496,409 shares of common stock voted against and the holders of 34,085 shares of common stock abstained with respect to the approval of the 1999 Stock Option Plan.

         4. The holders of 2,951,793 shares of common stock voted in favor of, the holders of 89,867 shares of common stock voted against and the holders of 30,785 shares of common stock abstained with respect to the approval of the issuance of warrants to Charles-Henri Weil.

         5. The holders of 8,430,012 shares of common stock voted in favor of, the holders of 6,850 shares of common stock voted against and the holders of 21,085 shares of common stock abstained with respect to the ratification of the selection of PricewaterhouseCoopers LLP, to serve as independent accountants for the Company.

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



                                                        INTEGRA, INC.
                                                  -----------------------
                                                        (registrant)



 August 14, 2000                                    /s/Jack N. Brown
 -----------------                                -----------------------
    (Date)                                             Jack N. Brown
                                                  Chief Financial Officer

INDEX TO EXHIBITS

27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.