Form 10-Q
period 2000-09-30
INTEGRA INC
filed 2000-11-13
CIK 915859

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO
                               ---------------    ---------------

COMMISSION FILE NUMBER   1-13177
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

As of November 3, 2000, Integra, Inc. had 10,138,552 shares of common stock, $0.01 par value, outstanding.

                                  INTEGRA, INC.
                  FORM 10-Q - QUARTER ENDED SEPTEMBER 30, 2000
                                      INDEX

FORM 10-Q                  FORM 10-Q                                                                   FORM 10-Q
 PART NO:                   ITEM NO.                 DESCRIPTION                                       PAGE NO.
----------                 ----------                -----------                                       ---------
I.                                          FINANCIAL INFORMATION

                                    1.      Financial Statements

                                                     -        Consolidated Statements of
                                                              Operations for the Three Months
                                                              Ended September 30, 2000 and 1999            3

                                                     -        Consolidated Statements of Operations
                                                              for the Nine Months Ended September 30,
                                                              2000 and 1999                                4

                                                     -        Consolidated Balance Sheets
                                                              as of September 30, 2000 and
                                                              December 31, 1999                            5

                                                     -        Consolidated Statements of
                                                              Cash Flows for the Nine Months
                                                              Ended September 30, 2000 and 1999            6

                                                     -        Consolidated Statement of
                                                              Changes in Stockholders' Equity
                                                              for the Nine Months Ended
                                                              September 30, 2000                           7

                                                     -        Notes to Consolidated Financial
                                                              Statements                                   8

                                    2.      Management's Discussion and Analysis of
                                            Financial Condition and Results of Operations                 11

II.                                         OTHER INFORMATION

                                    1.      Legal Proceedings                                             15

                                    6.      Exhibits and Reports on Form 8-K                              17

                           Signatures                                                                     18

                           Index to Exhibits                                                              19

                                  INTEGRA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                        Three Months Ended
                                                                           September 30,
                                                                  -------------------------------
                                                                     2000                1999
                                                                  -----------         -----------
Net revenues:

  Premium revenue                                                 $     6,747         $     6,521
                                                                  -----------         -----------

       Total net revenues                                               6,747               6,521
                                                                  -----------         -----------

Cost of revenues:

  Premium service costs                                                 4,539               4,085
                                                                  -----------         -----------

       Total cost of revenues                                           4,539               4,085
                                                                  -----------         -----------

Gross profit                                                            2,208               2,436

Selling and administrative expenses                                     1,786               1,526

Amortization of intangible assets and excess cost
  over fair value of net assets acquired                                  121                 123
                                                                  -----------         -----------
        Total expenses                                                  1,907               1,694

Income from operations                                                    301                 787

Interest income - net                                                     (27)                 (7)
                                                                  -----------         -----------

Income before income taxes                                                328                 794

Provision for income taxes                                                 11                  75
                                                                  -----------         -----------

Net income                                                        $       317         $       719
                                                                  ===========         ===========

Net income per common share:
  Basic                                                           $       .03         $       .07
                                                                  ===========         ===========
  Diluted                                                         $       .03         $       .07
                                                                  ===========         ===========

Weighted average shares outstanding:
  Basic                                                            10,138,552          10,138,552
                                                                  ===========         ===========
  Diluted                                                          10,744,271          10,514,075
                                                                  ===========         ===========

                                  INTEGRA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                         Nine Months Ended
                                                                            September 30,
                                                                  -------------------------------
                                                                     2000                1999
                                                                  -----------         -----------
Net revenues:

  Premium revenue                                                 $    19,974              19,116
                                                                  -----------         -----------

       Total net revenues                                              19,974              19,116
                                                                  -----------         -----------

Cost of revenues:

  Premium service costs                                                14,274              12,288
                                                                  -----------         -----------

       Total cost of revenues                                          14,274              12,288
                                                                  -----------         -----------

Gross profit                                                            5,700               6,828

Selling and administrative expenses                                     5,288               4,275

Restructuring and other charges                                             0                (700)

Amortization of intangible assets and excess cost
  over fair value of net assets acquired                                  367                 365
                                                                  -----------         -----------
        Total expenses                                                  5,655               3,940

Income from operations                                                     45               2,888

Interest  (income) expense                                                (76)                 28
                                                                  -----------         -----------

Income before income taxes                                                121               2,860

Provision for income taxes                                                 13                 143
                                                                  -----------         -----------

Net income                                                        $       108         $     2,717
                                                                  ===========         ===========

Net income per common share:
  Basic                                                           $       .01         $       .27
                                                                  ===========         ===========
  Diluted                                                         $       .01         $       .26
                                                                  ===========         ===========
Weighted average shares outstanding:
  Basic                                                            10,138,552          10,138,552
                                                                  ===========         ===========
  Diluted                                                          10,735,292          10,526,524
                                                                  ===========         ===========

                                  INTEGRA, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                              September 30,
                         ASSETS                                   2000           December 31,
                                                               (Unaudited)           1999
                                                              -------------      ------------
Current assets:
  Cash and cash equivalents                                      $     84         $    706
  Restricted cash                                                   1,000            1,000
  Accounts receivable, net of allowance for doubtful
     accounts of $220 in 2000 and $71 in 1999                         625              914
  Other accounts receivable                                           270              187
  Other current assets                                                241              555
                                                                 --------         --------

     Total current assets                                           2,220            3,362

Property and equipment, net of accumulated amortization
  of $2,220 in 2000 and $1,589 in 1999                              1,961            1,859
Intangible assets and excess cost over fair value
  of net assets acquired, net of accumulated amortization
  of $2,058 in 2000 and $1,691 in 1999                              9,796           10,009
                                                                 --------         --------
                                                                 $ 13,977         $ 15,230
                                                                 ========         ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $    646         $    277
  Medical claims payable                                            3,126            3,385
  Accrued expenses and other current liabilities                    4,526            6,002
                                                                 --------         --------
     Total current liabilities                                      8,298            9,664

Deferred income tax liability                                         296              296
                                                                 --------         --------
     Total liabilities                                              8,594            9,960
                                                                 --------         --------

Stockholders' equity:
  Common stock, $.01 par value, 20,000,000 shares
    authorized; issued 10,138,552 in 2000 and 1999                    101              101
  Capital in excess of par value                                   87,514           87,508
  Accumulated deficit                                             (82,232)         (82,339)
                                                                 --------         --------
     Total stockholders' equity                                     5,383            5,270
                                                                 --------         --------
                                                                 $ 13,977         $ 15,230
                                                                 ========         ========

                                  INTEGRA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                     -----------------------

                                                                       2000            1999
                                                                     -------         -------
Cash flows from operating activities:
  Net income                                                         $   108         $ 2,717
  Adjustments to reconcile net income to net cash
   provided by operations:
   Depreciation and amortization                                         967             906
   Loss on abandonment of equipment                                       31
   Issue of warrant for financing guarantee                                5
   Non-cash portion of restructuring and other charges                                  (700)
   Provision for doubtful accounts                                       149

Changes in assets and liabilities, net of effects of
  businesses acquired:
     Decrease (increase) in accounts receivable                           57            (223)
     Increase in restricted cash                                                        (700)
     Decrease in other current assets                                    314              32
     Increase (decrease) in accounts payable                             369            (449)
     (Decrease) increase in accrued expenses and other
        current liabilities                                           (1,734)          1,240
                                                                     -------         -------

         Net cash provided by operating activities                       266           2,823
                                                                     -------         -------

Cash flows from investing activities:

   Additional payments for businesses acquired in prior years           (150)           (591)

   Purchases of property and equipment                                  (738)           (835)
                                                                     -------         -------

         Net cash used in investing activities                          (888)         (1,426)
                                                                     -------         -------

Cash flows from financing activities:

   Principal payments on long-term obligations                             0          (1,550)
                                                                     -------         -------

         Net cash used in financing activities                             0          (1,550)
                                                                     -------         -------

Net decrease in cash and cash equivalents                               (622)           (153)
Cash and cash equivalents at beginning of period                         706           2,452
                                                                     -------         -------
Cash and cash equivalents at end of period                           $    84         $ 2,299
                                                                     =======         =======

                                  INTEGRA, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                            COMMON SHARES           CAPITAL IN
                                      -------------------------      EXCESS OF        ACCUMULATED
                                       NUMBER         PAR VALUE      PAR VALUE          DEFICIT          TOTAL
                                      --------        ---------      ----------       -----------       ------
Balance at December 31, 1999           10,139            $101          $87,509         $(82,340)        $5,270

Issuance of warrants
  for financing guarantee                                                    5                               5
Net income                                                                                  108            108
                                       ------            ----          -------         --------         ------
Balance at September 30,   2000
(unaudited)                            10,139            $101          $87,514         $(82,232)        $5,383
                                       ======            ====          =======         ========         ======

                                  INTEGRA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with Integra, Inc.'s consolidated financial statements and notes thereto for the year ended December 31, 1999 included in its Form 10-K filed with the Securities and Exchange Commission on March 30, 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Company management, the consolidated financial statements for the unaudited interim periods presented include all adjustments, consisting only of normal recurring adjustments, necessary to present a fair statement of the results for such interim periods.

         Certain prior period amounts have been reclassified to conform to the current period presentation.

         Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

NOTE 2 - INCOME TAXES

         The provision for income taxes is based on the Company's estimated effective income tax rate for 2000. At December 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $39,200. The Company will only be able to use the net operating loss carryforwards against future taxable earnings of the Company. In addition, as specified in the Internal Revenue Code, the Company's ability to use certain of the net operating loss carryforwards is limited as they were acquired by the Company in a purchase of the stock of other companies. The carryforwards expire in varying amounts through 2019. A valuation reserve has been established against the potential future benefit of the net operating loss carryforwards and other deferred tax assets.


NOTE 3 - MEDICAL CLAIMS PAYABLE

         This liability primarily relates to amounts owed for healthcare services authorized or incurred and not yet paid by the Company's managed behavioral healthcare business. Medical claims payable are estimated based upon authorized healthcare services, past claim payment experience for member groups, patient census data and other factors. Effective January 1, 1999, the Company implemented coverage on a capitated contract in New York State which currently covers over 430,000 members and is the Company's largest contract. The Company estimates the medical claims payable for this contract in a manner similar to its existing contracts, however, the Company has not yet fully developed its own historical experience with this contract. As the Company continues to provide coverage and pay claims for this contract, management will make necessary revisions in the estimates used to determine medical claims payable. While the Company believes its estimate of the liability for medical claims payable is adequate, actual results could differ from such estimates.


NOTE 4 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                               September 30,         December 31,
                                                                   2000                  1999
                                                               -------------         -----------
Salaries and vacation.................................               425                   451
Restructuring costs...................................             2,003                 2,284
Long-term care and provider billing reserves..........             1,454                 1,935
Other.................................................               644                 1,332
                                                                  ------                ------
                                                                  $4,526                $6,002
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

         In January 2000, PsychPartners filed for protection under Chapter 11 of the Federal Bankruptcy Laws. Based on discussions with PsychPartners personnel, as well as developments in the bankruptcy court, the Company understands that PsychPartners intends to discontinue all future operations and liquidate all existing assets to satisfy outstanding obligations. Under the terms of the Purchase Agreement, PsychPartners assumed responsibility for all facility leases associated with the practices sold. While the Company obtained assignment letters for many of these leases, due to the nature of both real estate and bankruptcy laws, it is possible that the Company will be responsible for a portion of these remaining lease obligations. The Company has engaged special counsel and is evaluating its exposure in this matter on an ongoing basis. The Company initially estimated that there were approximately 32 open leases with approximately $2,325 in remaining payments under the lease terms, not including certain fees and expenses for which the Company may be responsible. The Company intends to aggressively pursue resolution of this matter in terms most favorable to the Company. Accordingly, the Company recorded a charge of $1,700 at December 31, 1999, for this potential exposure. During the third quarter of 2000 the Company paid $92 relating to legal costs and lease obligations bringing the total to $304 for the year.

         In addition to the above lease exposure, PsychPartners defaulted on certain deferred contingent purchase price obligations that were part of the original acquisition agreements for practices previously purchased by Integra. These liabilities were also assumed by PsychPartners under the terms of the Purchase Agreement. The Company believes it has no remaining responsibility for these obligations, however, the individuals associated with these practices may choose to assert a claim against the Company. At September 30, 2000 and December 31, 1999, the Company has not established a reserve for these amounts which it estimates may aggregate to $1,000. The Company intends to vigorously contest any claims related to this matter.

         In prior years, the Company established reserves in connection with its restructurings and the exit of long-term care and outpatient operations. As part of its ongoing evaluation of these reserves, at June 30, 1999, the Company determined, based on its assessment of all remaining open matters, that the Company was over accrued for these matters by $700. This change in estimate is separately reflected in the Statement of Operations under "Restructuring and Other Charges." The Company believes the remaining reserves for these matters are adequate at September 30, 2000. However, as the Company continues to pursue resolution of open matters, actual results could differ from such estimates. During the third quarter of 2000, the Company paid $53 relating to legal costs and lease obligations bringing the total to $315 for the year.

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

         Premium revenue for the three and nine month periods ended September 30, 2000 increased from the corresponding periods of the prior year by $226 and $858 respectively, primarily as a result of a net increase in membership for the capitated contracts.

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

         Premium service costs increased to $4,539 for the three months ended September 30, 2000 from the $4,085 for the same period in 1999. These costs also increased for the nine month period ended September 30, 2000 to $14,274 from $12,288 for the same period in 1999. This increase is primarily a result of an additional investment by the Company in internal clinical and claims personnel as well as increased utilization of services by an increasing population of contract members.

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses are primarily comprised of corporate office, sales and administration. Selling and administrative expenses increased to $1,786 for the three months ended September 30, 2000 from $1,526 for the same period in 1999. These expenses also increased for the nine month period ended September 30, 2000 to $5,288 from $4,275 for the same period in 1999. These increases are the result of increased investments in information systems personnel, consultants and information systems related depreciation.

RESTRUCTURING AND OTHER CHARGES

         In prior years, the Company established reserves in connection with its restructurings and the exit of long-term care and outpatient operations. At June 30, 1999, as part of its ongoing evaluation of these reserves, the Company determined, based on its assessment of all remaining open matters, that the Company was over accrued for these matters by $700. This change in estimate is separately reflected in the Statement of Operations under "Restructuring and Other Charges" and was recorded during the quarter ended June 30, 1999. The Company believes the remaining reserves for these matters are adequate at September 30, 1999, however, as the Company continues to pursue resolution of open matters, actual results could differ from such estimates.

INTEREST EXPENSE

         In March 2000, the Board of Directors approved the issuance of warrants to purchase 50,000 shares of Common Stock to a Board member and significant shareholder, as well as the conditional issuance of additional warrants to purchase 50,000 shares of Common Stock, subject to the approval of the Company's stockholders which was granted during the June 27, 2000 shareholders meeting. The warrants for the initial 50,000 shares of common stock were issued in connection with a temporary line of credit of $2,000,000 (expires on January 1, 2001), which was extended to the Company by the shareholder/Board member in March 2000. The conditional warrants were subsequently issued because the Company was not able to obtain a line of credit from a financial institution to replace the line of credit extended by the shareholder/Board member prior to June 30, 2000. The warrants have a ten-year term and are exercisable at a price per share equal to $.625, which was the fair market value of a share of Common Stock on the closing date of the Company's annual meeting. Generally accepted accounting principles call for the cost of the warrants to be treated as interest expense and accordingly $4 has been provided for the period.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations was $266 for the nine months ended September 30, 2000, compared to net cash provided by operations of $2,823 for the same period in the prior year. Unrestricted cash and cash equivalents decreased to $84 at September 30, 2000 from $2,299 at December 31, 1999. At September 30, 2000 and December 31, 1999, the Company also had $1,000 in cash contractually restricted as a reserve for medical claims payable.

         At September 30, 2000, the Company had a working capital deficit of $6,078. The deficit is primarily attributable to accrued liabilities of $ 3,457 that pertain to the exit of the outpatient provider behavioral group practice business and reserves established for long-term care and other provider billing matters. Although these amounts are classified as current due to their nature, the Company does not expect that all of these amounts will require payment in the next year. The remainder of the Company's accrued liabilities is operating in nature.

         In October 2000, the Company signed a commitment letter with a local Bank which will establish a credit facility that allows for up to $500 of available borrowings subject to a formula based upon eligible accounts receivable.

         The Company believes that the cash flow generated by the Company's operations together with its existing cash and credit available from its Bank as well as from a significant shareholder in the amount of $2,000 will be sufficient to meet the Company's cash requirements in 2000.

         The Company's current ratio, working capital and debt to equity ratio are set forth below for the dates indicated:

                                                          September 30, 2000         December 31, 1999
                                                          ------------------         -----------------
         Current Ratio...............................             .26:1                     .35:1.
         Working Capital Deficit.....................          $(6,078)                   $(6,305)
         Debt to Equity..............................              --                        .--

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

SIGNIFICANT CONTRACT

         Effective January 1, 1999, the Company implemented coverage of a behavioral health carve-out contract with a health plan which currently covers over 430,000 members. The Company expects that this contract, which has a two-year term, will generate over $13,200 in annual revenues and it is currently the Company's largest contract. Profitability under this capitated contract will greatly depend upon the Company's ability to manage the utilization of services within the premiums received. An underestimation in the expected utilization of services for this contract could result in a material loss to the Company. In 1999 this contract performed according to plan. Management expects performance under the contract in 2000 to be profitable and the contract to be renewed in future years. This contract represented fifty percent of the Company's 1999 revenues and expires on December 31, 2000. The Company is currently negotiating the renewal of the agreement.

CAUTIONARY STATEMENT

         Matters discussed above contained forward-looking statements that are based on the Company's estimates, assumptions and projections. Major factors which could cause results to differ materially from those expected by management include the timing and nature of reimbursement changes, the nature of changes in laws and regulations that govern various aspects of the Company's business, new criteria adopted to determine medical necessity for behavioral health services, the outcome of post-payment reviews of the Company's billings to Medicare patients in long-term care facilities, pricing of managed care and other third party contracts, the utilization and cost of services under the Company's capitated contracts, the direction and success of competitors, management and customer retention and unanticipated market changes.

                                  INTEGRA, INC.

                  FORM 10-Q - QUARTER ENDED SEPTEMBER 30, 2000

PART II

ITEM 1 - LEGAL PROCEEDINGS

         From time to time, the Company is a party to certain claims, suits and complaints which arise in the course of business. The following items all pertain to matters associated with the Company's outpatient behavioral health group practice operations which were disposed of in 1998.

         In March 1998, the Company received notification that the Medicare Intermediary in California ("the Intermediary") had completed a post payment medical review of billings previously submitted by the Company and paid between 1990 and 1994. Based upon the results of its review, the Intermediary requested a refund of approximately $1,200. Services were denied primarily on the basis of medical necessity and incomplete documentation. Administrative hearings have taken place in April and September 2000 with follow-on hearings expected in the fourth quarter of 2000. As of December 31, 1997, the Company had fully reserved for the above amount.

         In January 2000, PsychPartners filed for protection under Chapter 11 of the Federal Bankruptcy Laws. Based on discussions with PsychPartners personnel, as well as developments in the bankruptcy court, the Company understands that PsychPartners intends to discontinue all future operations and liquidate all existing assets to satisfy outstanding obligations. Under the terms of the Purchase Agreement, PsychPartners assumed responsibility for all facility leases associated with the practices sold. While the Company obtained assignment letters for many of these leases, due to the nature of both real estate and bankruptcy laws, it is possible that the Company may be responsible for a portion of these remaining lease obligations. The Company has engaged special counsel and is evaluating its exposure in this matter on an ongoing basis. The Company initially estimated that there were approximately 32 open leases with approximately $2,325 in remaining payments under the lease terms, not including certain fees and expenses for which the Company may be responsible. The Company intends to aggressively pursue resolution of this matter in terms most favorable to the Company. Accordingly, the Company recorded a charge of $1,700 at December 31, 1999, for this potential exposure. During the third quarter of 2000 the Company paid $92 relating to legal costs and lease obligations.

         In addition to the above lease exposure, PsychPartners defaulted on certain deferred contingent purchase price obligations that were part of the original acquisition agreements for practices previously purchased by Integra. These liabilities were also assumed by PsychPartners under the terms of the Purchase Agreement. The Company believes it has no remaining responsibility for these obligations, however, the individuals associated with these practices may choose to assert a claim against the Company. The Company has not established a reserve for the amounts that it estimates may aggregate to $1,000 and intends to vigorously contest any claims related to this matter.

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

         During 1998, the Company entered into a Corporate Integrity Agreement (the "Agreement") with the Office of the Inspector General of the Department of Health and Human Services ("OIG") wherein the Company agreed to undertake certain compliance obligations. The Company, as required under the terms of the Agreement and with the assistance of outside auditors, filed its first annual report with the OIG in December 1999. In April and May 2000 the Company exchanged information with the OIG with respect to its annual filing. The OIG offered several suggestions for improvement of the Company's Corporate Compliance Program that have been effected. In addition, the OIG requested specific procedures to be implemented that will be undertaken in connection with the Company's second annual report due in November 2000.

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



                                                        INTEGRA, INC.
                                                   ------------------------
                                                         (registrant)



November 3, 2000                                   /s/ Jack N. Brown
----------------                                   -----------------------
   (Date)                                          Jack N. Brown
                                                   Chief Financial Officer

INDEX TO EXHIBITS




27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.