Form 10-K
period 2000-12-31
INTEGRA INC
filed 2001-03-30
CIK 915859

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 1-13177

                                 INTEGRA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      13-3605119
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

              1060 FIRST AVENUE                                    19406
        KING OF PRUSSIA, PENNSYLVANIA                            (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  610-992-7000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
         COMMON STOCK, $.01 PAR VALUE                     AMERICAN STOCK EXCHANGE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 27, 2001, 10,138,552 shares of Common Stock, $.01 par value, were outstanding, and the aggregate market value of the shares of Common Stock, $.01 par value, held by non-affiliates of the registrant as of March 27, 2001 approximately 835. (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose).

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the documents, all or portions of which are incorporated by reference herein, and the Part of the Form 10-K into which the document is incorporated:

     Part III of this annual report on Form 10-K incorporates information by reference from portions of the registrant's Proxy Statement to be filed with respect to the 2001 Annual Meeting of Stockholders within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 INTEGRA, INC.

                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                     INDEX

PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   13
Item 3.   Legal Proceedings...........................................   13
Item 4.   Submission of Matters to a Vote of Security Holders.........   13
          Executive Officers of the Registrant........................
PART II
Item 5.   Market for Registrant's Common Stock and Related Stockholder
          Matters.....................................................   14
Item 6.   Selected Financial Data.....................................   15
Item 7.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition..........................   16
Item 7a.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   24
Item 8.   Financial Statements and Supplementary Data.................   24
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures...................................   46
PART III
Item 10.  Directors and Executive Officers of the Registrant..........   46
Item 11.  Executive Compensation......................................   46
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   46
Item 13.  Certain Relationships and Related Transactions..............   46
PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   46
          Signatures..................................................   46

FORWARD LOOKING STATEMENTS

     This report contains forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations and beliefs concerning future events. When used in this report, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties related to and including, without limitation, the Company's effective and timely initiation and development of new client relationships and programs, the maintenance of existing client relationships and programs (particularly since the Company relies on two (2) customers to produce 63% of the Company's EAP and Managed Behavioral Healthcare segment revenues), the successful marketing of the Company's managed behavioral healthcare services, the achievement of satisfactory levels of both gross and operating margins, the recruitment and retention of qualified personnel, the continued enhancement of computer and information technologies and operational and financial systems, changes in competition, general economic conditions, costs of financing and leasing of equipment, the adequacy of cash flows from operations and available financings to fund capital needs and future growth, changes in governmental rules and regulations applicable to the Company, the outcome of post-payment reviews of the Company's billing to Medicare patients in long-term care facilities during the period when the Company provided such services, purchase price adjustments, indemnification provisions and contingent liabilities pertaining to the Company's sale and exit of the outpatient operations, utilization and cost of services under the Company's capitated contracts, the enforcement of contingent liabilities for which the Company has established reserves and other risks set forth in this report and in the Company's other filings with the Securities and Exchange Commission. These risks and uncertainties are not entirely within the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Integra, Inc. ("Integra" or the "Company") provides employee assistance programs ("EAP") and managed behavioral healthcare services through full and shared risk arrangements with managed care organizations, health plans and employers typically on a capitated per member (employee) per month basis. In addition, the Company provides an array of other behavioral health services including: third party clinical case management and claims administration. At December 31, 2000, Integra's contract service areas were principally concentrated in Connecticut, Delaware, Georgia, Maryland, New Jersey, New York, Pennsylvania, Rhode Island, Virginia and Tennessee. Integra was incorporated in Delaware in 1991 under the name Apogee, Inc. and changed its name to Integra in 1998. The Company is listed on the American Stock Exchange and trades under the symbol "IGR."

EAP AND MANAGED BEHAVIORAL HEALTHCARE MARKET

     Mental illness and substance abuse remain serious health problems in the United States. In an effort to improve the clinical outcomes of treating these illnesses and to handle care in a cost-effective manner -- employers, health plans and managed care organizations have increasingly turned to Managed Behavioral Healthcare companies ("MBHC").

     In a study by Open Minds (the central behavioral healthcare reference guide produced by an industry research and consulting firm specializing in the behavioral and social service fields), the total managed behavioral healthcare market was approximately $209 million in 2000. This study estimated that approximately 63% of all Americans with health insurance are enrolled in a managed behavioral health plan -- excluding the number of individuals with behavioral health coverage through a health maintenance organization (HMO) that opt to manage behavioral health benefits without the assistance of a MBHC program.

     MBHC enrollment, based upon the Open Minds study, has increased approximately 14% a year -- from 86.3 million in 1993 to the current 209 million in 2000. Management believes that enrollment continues to grow due to:

     (i) Privatization of government/public sector programs such as CHAMPUS and Medicaid

     (ii)  Continued emphasis on cost containment by employers and payers

     (iii) The inherent subjective nature of the diagnosis and treatment of mental health disorders

     (iv) The advent of recent "parity" laws requiring that behavioral health conditions be treated on a par with other medical conditions

     (v) Pressure upon employers to address the personal problems and needs of employees.

     Employee Assistance Programs (EAP), according to Open Minds 2000 survey, has enrolled participants of 51 million for stand-alone EAP's and 15.5 million for integrated MBH/EAP models. EAP business has risen 245% over the last six years.

MANAGED BEHAVIORAL HEALTHCARE BUSINESS

     The managed behavioral healthcare business may be divided into four categories of care. Based on the Open Minds studies, the following table summarizes these categories as follows:

                                                         BENEFICIARIES
                                                          IN MILLIONS
                                                        AS OF JANUARY 1         TOTAL
                                                        ----------------    ANNUAL GROWTH
CATEGORY OF CARE                                         2000      1999      BY CATEGORY
----------------                                        ------    ------    -------------
Utilization Review/Case Management and Non-Risk Based
  Network Services....................................   79.8      74.1          7.7%
Risk-Based Network Services...........................   62.8      49.4         27.1%
Employee Assistance Programs Only.....................   51.0      43.0         18.6%
Integrated Programs MBHP/EAP..........................   15.5      15.6          (.1)%
                                                        -----     -----         ----
                                                        209.1     182.1         14.8%
                                                        =====     =====         ====

     Integra offers programs and services in each of these categories. According to a study conducted by Open Minds, risk-based network products and Employee Assistance Programs are the most rapidly growing segments of the managed behavioral healthcare industry. These product areas are the primary focus of Integra's development efforts.

  Utilization Review/Case Management/Non-Risk-Based Network Services

     As part of its utilization review/case management/non-risk-based network services, Integra provides managed care services which may include selecting, credentialing and managing a network of providers (such as psychiatrists, psychologists, social workers and hospitals), and performing utilization review, claims administration and care management functions.

     In these arrangements, Integra does not assume financial responsibility for the cost of providing treatment services. The third party payer remains responsible for the cost of providing the treatment services rendered. The Company categorizes its services within this segment of the managed behavioral healthcare industry as Administrative Services Only (ASO) services.

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

     Under these arrangements, Integra not only approves and monitors a course of treatment, but also arranges and pays for the provision of patient care through its third party network providers. Contractually, Integra assumes the financial risk for utilization and payment of services. As a result, Integra must be proficient in contracting with, credentialing and managing a network of specialized providers and facilities that covers the necessary continuum of care.

  Employee Assistance Programs (EAP)

     An EAP is a worksite-based program designed to assist in the early identification and resolution of productivity problems associated with behavioral conditions or other personal concerns of employees and their dependents. Under its EAPs, Integra's network providers or other affiliated clinicians provide assessment and referral services to employee beneficiaries and their dependents.

     These services consist of evaluating a patient's needs and, if indicated, providing counseling and/or identifying an appropriate provider, treatment facility or other resource for more intensive treatment services. EAP services typically include consultation services, evaluation and referral services, and employee education/outreach services.

     Integra's EAP contracts generally provide between three and eight sessions of counseling. The Company believes that federal and state "drug-free workplace" measures and Federal Occupational Health and Safety Act requirements, together with the growing public perception of increased violence in the workplace, have prompted many companies to implement EAPs.

     As reflected in the Open Minds studies, this is the fastest growing segment of this market in recent years. Although EAPs originated as a support tool to assist managers in dealing with troubled employees, payers increasingly regard EAPs as an important component in the continuum of behavioral healthcare services and to some extent as the portal for entry into all Company sponsored health and benefit programs.

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

     Emphasizing clinical data, Integra seeks to partner with companies focused upon an integrated human resources strategic plan around the health and productivity of its work force. Workplace interventions targeted by data review and analysis can demonstrate a significant impact upon the costs of employment as well as the business effectiveness of organizations. Integra has developed such a data focus as a core competency.

  Integrated EAP/Managed Behavioral Healthcare Services

     EAPs are typically utilized in a preventive role and in facilitating early intervention and brief treatment of behavioral healthcare and other employee problems before more extensive treatment is required. In an effort to both reduce costs and increase accessibility and ease of treatment, employers are increasingly attempting to consolidate EAP and managed behavioral healthcare services into a coordinated program. Consequently, Integra markets and sells EAP in connection with its managed behavioral healthcare programs through "integrated" product offerings. Integrated products offer employer's comprehensive treatment services and management of all aspects of behavioral healthcare.

     Although integrated EAP/Managed Behavioral Healthcare products are currently only a small component of the overall industry, the Company expects this market segment to eventually grow.

REIMBURSEMENT

     During 2000, all of the Company's net revenues were derived from the EAP and Managed Behavioral Healthcare segment of which 52% of the revenues relate to a contract which expires on December 31, 2001. The Company estimates that 100% and 41% of its net revenues during 1999 and 1998, respectively, were derived from the EAP and Managed Behavioral Healthcare segment. This increase is a result of the Company's sale and the exit of its remaining patient service and provider operations in May 1998 as well as the growth of the EAP and Managed Behavioral Healthcare segment. In the past, through these former operations, a significant percentage of the Company's revenues were received directly from Medicare, Medicaid and CHAMPUS. Because of its exit of the patient service and provider operations, the Company no longer bills these entities directly. The Company's premium or managed care revenues are currently generated exclusively from managed care companies and employers although the Company is pursuing potential contracts with union trusts and government agencies.

MAJOR CUSTOMERS

     Two customers, HealthNow New York -- Blue Cross/Blue Shield of Western New York and Fidelis Care of New York accounted for 52% and 11% of the Company's 2000 sales revenue respectively. The Company has been providing managed behavioral healthcare services to HealthNow and Fidelis since January 1, 1999 and August 1, 1995 respectively. The Company's contracts with HealthNow and Fidelis expire on December 31, 2001 and July 31, 2001 respectively. The Company is actively pursuing a renewal of each contract.

BUSINESS STRATEGY

     Increase Enrollment in EAP and Managed Behavioral Healthcare Products. The Company believes it has an opportunity to increase covered lives in all its Managed Behavioral Healthcare products. The Company believes its reputation for high quality in-service delivery and clinical outcomes will further enhance its ability to increase ASO and EAP covered lives with large corporate customers and union trusts. According to Open Minds, EAP is the fastest growing segment in recent years. The Company intends to build upon its experience in managing programs for large corporate customers and to market integrated programs to the Company's existing EAP customers and other prospective corporate clients. The Company further believes that it has an opportunity to increase revenues, earnings and cash flows from operations by increasing the number of lives covered by its risk-based products. The Company has made investments in management and systems infrastructure to position itself as a leading provider of risk-based products for managed behavioral healthcare. Management believes there will be a continuing shift to risk-based products. According to Open Minds, industry enrollment in risk-based products grew from approximately 13.6 million in 1993 to approximately 63 million in 2000, representing a compound annual growth rate of approximately 25%. The Company believes that the market for risk-based products has grown and will continue to grow as payors attempt to reduce their cost of providing behavioral healthcare while ensuring a high quality of care and an appropriate level of access to care. The Company believes enrollment in its risk-based products will increase through growth in new covered lives and through some transition of covered lives in ASO and EAP products to risk-based products.

     Sales and Marketing Personnel. The Company has historically made limited investments in sales and marketing. At December 31, 1999, the Company had 6 dedicated individuals in this department. During 2000, the Company increased resources in this area to 12 individuals. The Company believes that this increased investment in sales and marketing personnel, as well as related increases in certain promotion expenditures will put the Company in a position to generate strong internal revenue growth.

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

EAP AND MANAGED BEHAVIORAL HEALTHCARE CUSTOMERS

     General. The following table sets forth the revenue for the year ended December 31, 2000 in each of the Company's customer groups described below:

                                                                                 PERCENT OF
                                                   COVERED        REVENUE          TOTAL
MARKET                                              LIVES      (IN THOUSANDS)     REVENUE
------                                            ---------    --------------    ----------
Health Plans and Managed Care Organizations.....    428,000       $13,845           52.4%
Workplace (Corporations and Labor Unions).......    680,000         9,770           36.9%
Public Sector...................................     42,000         2,814           10.7%
                                                  ---------       -------          -----
     Total......................................  1,150,000       $26,429          100.0%
                                                  =========       =======

     Health Plans and Managed Care Organizations. HMO contracts are full, limited or shared risk contracts in which the Company generally accepts a fixed fee per member per month from the HMO in exchange for providing a full or specified range of behavioral healthcare services for a specific portion of the HMO's beneficiaries. Although certain large HMOs provide their own managed behavioral healthcare services, many HMOs "carve out" behavioral healthcare from their general healthcare services and subcontract such services to managed behavioral healthcare companies such as the Company.

     Corporations and Labor Unions. Corporations and, to a lesser extent, labor unions, account for a large number of the Company's contracts to provide managed behavioral healthcare services and, in particular, EAP and integrated EAP/Managed Behavioral Healthcare care services. The Company has structured a variety of fee arrangements with corporate customers to cover all or a portion of the responsibility of the cost of providing treatment services. In addition, the Company operates a number of programs for corporate customers on an ASO basis.

     Public Sector. The Company provides EAP and Managed Behavioral Healthcare services to Medicaid and Medicare recipients through subcontracts with HMOs focused on these beneficiary populations. The Company expects that governmental agencies will continue to implement a significant number of managed care Medicaid programs through contracts with HMOs and that many HMOs will subcontract with Managed Behavioral Healthcare organizations, such as the Company, for behavioral healthcare services.

EAP AND MANAGED BEHAVIORAL HEALTHCARE NETWORK

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

     As of December 31, 2000, the Company had contractual arrangements covering over 8,000 individual third party network providers. The Company's network providers are independent contractors located throughout the local areas in which the Company's customers' beneficiary populations reside. Network providers work out of their own facilities and include individual practitioners with a variety of healthcare licenses (e.g., physicians, psychologists, licensed clinical social workers), individuals who are members of group practices or other licensed centers or programs, inpatient psychiatric and substance abuse hospitals, intensive outpatient facilities, partial hospitalization facilities and community health centers. Network providers typically execute standard contracts with the Company for which they are typically paid by the Company on a fee-for-service basis. In some cases, network providers are paid on a "case rate" basis, whereby the provider is paid a set rate for an entire course of treatment, or through other risk sharing arrangements. A network provider's contract with the Company typically has a three-year term, with automatic renewal at the Company's option for successive terms.

COMPETITION

     The managed behavioral health business is highly competitive. The Company competes with large insurance companies, HMOs, preferred provider organizations
(PPO), third party administrators (TPA), IPAs, multi-disciplinary medical groups and other managed behavioral health companies.

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

     On May 14, 1998, at a Special Meeting of the Shareholders of the Company, the shareholders approved and adopted the terms of the Purchase Agreement with PsychPartners. Effective on May 18, 1998, the Company completed the Sale. The purchase price paid at closing consisted of: (a) $26,400,000 in cash, (b) a warrant contingently issuable to purchase 230,000 Common Units of PsychPartners, L.L.C. at a purchase price of $.05 per Common Unit and (c) the assumption of certain liabilities. The purchase price was subject to adjustment if the cash, accounts receivable, deposits and prepaid expenses of the Practices were less than the liabilities and future contingent payment obligations of the Practices. The Company believed it appropriately reserved for any potential purchase price adjustment. In March 1999, the Company made a payment to PsychPartners for purchase price adjustments of approximately $94,000.

     In January 2000, PsychPartners filed for protection under Chapter 11 of the Federal Bankruptcy Laws. As discussed in Note 3 of the Company's Notes to Consolidated Financial Statements, the Company recorded a reserve of $1,700,000 at December 31, 1999 for potential exposures relating to certain leases assigned in the Sale. During 2000 the Company recognized $440,000 of income which was attributable to the amount by which previously provided reserves exceeded the required lease settlement payments.

REGULATION

  General

     As a EAP and Managed Behavioral Healthcare services company, Integra is currently subject to extensive and frequently changing government regulations. These regulations are primarily concerned with licensure, conduct of operations, financial solvency, standards of medical care provided, the dispensing of drugs, the confidentiality of medical records of patients, and the direct employment of psychiatrists, psychologists, and other licensed professionals by business corporations. These various types of regulatory activity affect Integra's business either by controlling its operations, restricting licensure of the business entity or by controlling the reimbursement for services provided. Generally, regulatory agencies have broad discretionary powers when granting, renewing or revoking licenses or granting approvals. In addition, the time necessary to obtain licenses varies from state to state. In certain cases, more than one regulatory agency in each jurisdiction may assert that it has authority over the activities of the Company. State licensing laws and other regulations are subject to amendment and to interpretation by regulatory agencies with broad discretionary powers. Any such licensure and/or regulation could require Integra to modify its operations materially in order to comply with applicable regulatory requirements and may have a material adverse effect on the Company's business, financial condition or results of operations.

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

  Utilization Review/Third Party Administrator ("TPA") Laws

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

     The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") includes a provision that prohibits the wrongful disclosure of certain "individually identifiable health information." HIPAA requires the Secretary of the United States Department of Health and Human Services (the "Department") to adopt standards relating to the transmission of such health information by healthcare providers and healthcare plans. On December 28, 2000, the Department issued final HIPAA privacy and confidentiality regulations. The regulations will require the Company to adopt and implement certain administrative safeguard policies and procedures to comply with the HIPAA regulations. The effective date of the regulations is April 14, 2001. The Company cannot predict at the present time the estimated cost to comply with these regulations. Under the regulations, as presently stated, the Company would have 24 months after the effective date of the final regulations to comply with the regulations. Although the Company believes that such regulations do not at present materially impair the Company's operations, there can be no assurance that such indirect regulation will not have a material adverse effect on the Company in the future.

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

     Medicaid. Medicaid is the state administered and state and federally funded program which provides health insurance coverage for certain low-income individuals. For qualified Medicare beneficiaries, "dual eligibles," the Medicaid program pays the beneficiary's Part B premiums and may reimburse all deductibles and copayment portions of the approved Medicare charge up to an allowable amount established by each Medicaid program. The extent of actual copayment contributions varies widely by state. Most Medicaid programs cover behavioral healthcare services but may limit the number of approved visits per year. There has been an increasing trend for Medicaid programs to contract with managed care organizations to administer care and control costs for its beneficiaries. In these situations, the Company and its providers must be approved to participate on the select provider panel in order to treat patients.

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

     In order to provide guidance with respect to the anti-kickback laws, the Office of the Inspector General ("OIG") of the Department of Health and Human Services has issued regulations outlining certain "safe harbor" practices, which although potentially capable of including prohibited remuneration, would not be prohibited if all applicable requirements are met. HCFA has issued similar regulatory exceptions to the broad prohibition against physician self referral. A relationship which fails to satisfy a safe harbor or exception is not necessarily illegal, but could be scrutinized under a case-by-case analysis. Legislation passed in late 2000 also resurrected the advisory opinion process, under which the OIG and HCFA can provide their interpretation of whether a particular arrangement violates anti-kickback or anti-self referral laws, respectively. Since the anti-fraud and abuse laws have been broadly interpreted, they affected the manner in which the Company could have acquired professional practices and may affect the manner in which the Company markets its services to, and contracts for services with, psychiatrists, psychologists, and other mental healthcare professionals. Management considers and seeks to comply with these regulations in planning its activities, and believes that its activities, even if not within a recognized safe harbor or exception, do not violate the anti-fraud and abuse statute.

  Budget Acts

     In August 1997, Congress enacted a Budget Act which included provisions designed to reduce Medicare expenditures over the next five years by $115 billion, compared to projected Medicare expenditures before adoption of the Budget Act. The five-year savings in projected Medicare payments to physicians and hospitals would be achieved under the Budget Act by reduced fee-for-service reimbursement and by changes in managed care programs designed to increase enrollment of Medicare beneficiaries in managed care plans. The increase in Medicare enrollment in managed care plans would be achieved in part by allowing provider-sponsored organizations and preferred provider organizations to compete with Medicare health maintenance organizations for Medicare enrollees. All of these plans are potential customers of Integra.

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

  Other Legislation

     In the last five years, legislation has periodically been introduced at the state and federal level providing for new regulatory programs and materially revising existing regulatory programs. Any such legislation, if enacted, could materially adversely affect the Company's business or financial condition or results of operations. Such legislation could include both federal and state bills affecting the Medicaid programs which may be pending in or recently passed by state legislatures and which are not yet available for review and analysis. Such legislation could also include proposals for national health insurance and other forms of federal regulation of health insurance and healthcare delivery. It is not possible at this time to predict whether any such legislation will be adopted at the federal or state level, or the nature, scope or applicability to the Company's business of any such legislation, or when any particular legislation might be implemented. No assurance can be given that any such federal or state legislation will not have a material adverse effect on the Company.

     The Mental Health Parity Act of 1996 ("MHPA") requires employer sponsored group health plans that provide both mental health benefits and medical/surgical benefits to have the same aggregate lifetime and annual dollar limits for mental health benefits as they do for medical and surgical benefits. MHPA is effective for plan years beginning in 1998. Because MHPA does not affect the amount, duration or scope of mental health benefits provided by a plan, other than annual and lifetime dollar limits, or even require group health plans to provide mental health benefits if they do not already, its impact on the Company's has been negligible. For example, the MHPA parity requirement does not apply to a plan if its application will raise plan costs by 1% or more. Another limitation is the use of benefit design features, other than dollar limitations, for controlling costs for mental health, such as limited visits or days of coverage, requirements related to medical necessity, or prior authorization or referrals by primary care physicians. Many states already have mental health parity laws that vary with regard to coverage.

     Pending parity legislation, in Congress and numerous state legislatures, would generally require health insurers to offer mental health coverage on equal terms as their coverage of physical ailments. The Company cannot predict whether these legislative initiatives will be passed or, if so, the effect on the Company. However, the Company believes that, if legislation is enacted, many affected group health plans will not be capable of administering mental health plans. The Company is uniquely situated and skilled in this area to manage mental health benefit plans and the effect of the enactment of any such legislation may have a favorable impact on the operations of the Company.

PATENTS

     The Company's ComPass(R) decision support system is protected by a patent in the United States which expires in 2013. The use of this outcome measurement tool is an important aspect of how the Company differentiates its services in the marketplace.

EMPLOYEES

     At December 31, 2000, the Company employed approximately 125 full time equivalent employees. The Company has not experienced any significant difficulty in filling open positions with qualified employees. None of the Company's employees are represented by a labor union and the Company is not aware of any current activities to organize any of its employees. Management considers the relationship between the Company and its employees to be good.

ITEM 2.  PROPERTIES.

     The Company's principal executive office is located in approximately 27,000 square feet of leased facilities at 1060 First Avenue, King of Prussia, Pennsylvania. See Note 14 of Notes to the Company's Consolidated Financial Statements for information concerning the Company's leases for its office facilities. The Company is currently negotiating a multi year extension of its office facility lease which expires April 30, 2001. The Company does not anticipate that it will experience any difficulty in renewing any such leases upon their expiration or obtaining different space on comparable terms if such leases are not renewed. The Company believes that these facilities are well maintained and are of adequate size for present needs.

ITEM 3.  LEGAL PROCEEDINGS.

     From time to time, the Company is a party to certain claims, suits and complaints which arise in the ordinary course of business. The following relate to the Company's discontinued operations which were sold and exited in May 1998.

     In March 1998, the Company received notification that the Medicare Intermediary in California had completed a post payment medical review of billings previously submitted and paid between 1990 and 1994. Based upon the results of their review, the Intermediary has requested a refund of approximately $1,200,000. Services were denied primarily on the basis of medical necessity and incomplete documentation. The Company fully reserved for the above amount as of December 31, 1997. Hearings occurred in April, September and November 2000 before an Administrative Law Judge and a decision is pending.

     Additionally, during 1998, the Company entered into a Corporate Integrity Agreement (the "Agreement") with the Office of Inspector General of the United States Department of Health and Human Services ("OIG") whereby the Company agreed to undertake certain compliance obligations. The Company, as required under the terms of the Agreement and with the assistance of outside auditors, filed its first annual report with the OIG in December 1999. In April and May 2000 the Company exchanged information with the OIG with respect to its 1999 Filing. The OIG offered several suggestions for improvement of the Company's Corporate Compliance Program that have been effected. In addition, the OIG requested specific procedures be implemented in connection with the Company's second Annual Report which was timely filed in November 2000. As of March 27, 2001, no response has been received from the OIG with respect to this report. The Company believes that no reserve for potential liability was required at December 31, 2000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None:

  Executive Officers of the Company

     Certain information with respect to the executive officers of the Company is set forth below:

                                                                                    AGE AT
                                                                                 DECEMBER 31,
NAME                                      POSITION WITH THE COMPANY                  2000
----                                      -------------------------              ------------
Eric E. Anderson, Ph.D.........  President, Chief Executive Officer and
                                 Director                                             49
Jack N. Brown..................  Chief Financial Officer                              46

     ERIC E. ANDERSON, PH.D. has been President and Chief Executive Officer since November 17, 1999. He has been a director and served as President and Chief Operating Officer of the Company since October 1998. Dr. Anderson joined the Company in June 1997 and served as President and Chief Executive Officer of the Company's behavioral managed care operation until September 1998. From January 1997 to June 1997, Dr. Anderson served as a consultant in the managed behavioral health and information technology industries. From February 1994 to December 1996, Dr. Anderson was an Executive Vice President and General Manager for Medco Behavioral Care Corp. From May 1991 to January 1994, Dr. Anderson served as Senior Vice President for College Health Enterprises. Prior to that he managed the behavioral healthcare operation of PacifiCare. Dr. Anderson is a licensed psychologist and has over twenty years of behavioral health experience.

     JACK N. BROWN, CPA, has been Chief Financial Officer since May 15, 2000. Prior to joining the Company, Mr. Brown had served since September 1994 as Chief Financial Officer of HomeCare Concepts of America, Inc. From August 1993 to August 1994 Mr. Brown was Director of Tax Services for A.G. Epstein & Company. From August 1990 until August 1993, Mr. Brown was Treasurer of Thera-Kinetics, Inc. From 1975 to 1990 Mr. Brown was a CPA with Ernst & Young where he was last a Partner in the Entrepreneurial Services Group.

     No family relationship exists between any of the directors or executive officers of the Company. Executive officers serve at the discretion of the Board of Directors.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is quoted on the American Stock Exchange under the symbol IGR. As of March 27, 2001, there were approximately 835 shareholders of record. The Company included individual position listings when calculating the number of shareholders. The following table sets forth the reported high and low sales prices of the Company's common stock for the periods indicated.

                                                              HIGH         LOW
                                                              ----         ---
Fiscal Year Ended December 31, 1999
  First Quarter.............................................   1 11/16      1 1/16
  Second Quarter............................................   1 5/8        1 1/14
  Third Quarter.............................................   2 13/16      1 5/16
  Fourth Quarter............................................   2 1/8        1 1/4
Fiscal Year Ended December 31, 2000
  First Quarter.............................................   1 11/16       9/16
  Second Quarter............................................    15/16       9/16
  Third Quarter.............................................   1 3/8         1/2
  Fourth Quarter............................................   1 1/4         1/2

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

     (2) In March 2000, the Board of Directors approved the issuance of a warrant to purchase 50,000 shares of Common Stock to a Board member and significant stockholder, as well as the conditional issuance of an additional warrant to purchase 50,000 shares of Common Stock, with both issuances subject to the approval of the Company's stockholders. The Company's stockholders approved the issuances at the June 27, 2000 annual meeting of stockholders. The warrant for the initial 50,000 shares of common stock was issued in connection with a temporary line of credit of $2,000,000 (the line of credit expired on March 1, 2001), which was extended to the Company by the stockholder/Board member in March 2000. The conditional warrant was subsequently issued because the Company was not able to obtain a line of credit from a financial institution to replace the line of credit extended by the stockholder/Board member prior to June 30, 2000. The warrants, which were granted on June 27, 2000 and June 30, 2000, respectively, each have a ten-year term and are exercisable at a price per share equal to the fair market value of a share of Common Stock on the date the warrants were granted ($.625 and $.6875, respectively).

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and the accompanying Notes presented elsewhere herein.

                                                        YEARS ENDED DECEMBER 31,
                                    -----------------------------------------------------------------
                                       2000          1999          1998          1997         1996
                                    -----------   -----------   -----------   ----------   ----------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net revenues(1)...................  $    26,429   $    25,455   $    32,569   $   70,144   $   78,727
Gross profit......................        7,962         8,695         9,021       15,942       18,640
Income (loss) from operations.....          948           497           590      (59,672)     (12,826)
Net income (loss).................        1,150           303          (935)     (61,218)     (13,594)
Basic and diluted net income
  (loss) per common share(2)......  $      0.11   $      0.03   $     (0.09)  $    (6.17)  $    (1.39)
Weighted average shares
  outstanding(2):
  Basic...........................   10,138,552    10,138,552    10,104,999    9,921,374    9,786,599
  Diluted.........................   10,806,675    10,532,109    10,104,999    9,921,374    9,786,599

                                                                 AS OF DECEMBER 31,
                                                   -----------------------------------------------
                                                    2000      1999      1998      1997      1996
                                                   -------   -------   -------   -------   -------
BALANCE SHEET DATA:
Current assets...................................  $ 3,122   $ 3,362   $ 4,016   $ 9,958   $16,445
Total assets.....................................   14,693    15,230    16,035    43,600    97,783
Current liabilities..............................    8,108     9,664     9,464    37,604    23,547
Total debt.......................................       --        --     1,663    14,700    12,808
Stockholders' equity.............................    6,425     5,270     4,962     4,713    65,181

---------------
(1) Net revenues for 2000 and 1999 reflects premium revenue only in contrast to 1998-1996 which reflects premium revenue and patient service revenue.

(2) Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the dilutive effect of all stock options, shares contingently payable in connection with certain acquisitions and convertible debentures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (DOLLARS IN THOUSANDS)

OVERVIEW

     The Company provides EAP and Managed Behavioral Healthcare services through full and shared risk arrangements with employers, health plans and managed care organizations to perform behavioral health services on a capitated per member per month basis. In addition, the Company provides an array of behavioral health services including: employee assistance programs ("EAP's"), third party clinical case management and claims administration. At December 31, 2000, Integra's contract service areas were principally concentrated in Connecticut, Delaware, Maryland, New Jersey, New York, Pennsylvania, Rhode Island, Virginia and Tennessee.

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

EAP AND MANAGED BEHAVIORAL HEALTHCARE

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

SEGMENT REPORTING

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), was adopted by the Company for 1998. This standard requires disclosure of segment information on the same basis used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company's operating segments are organized by product line. During 2000 and 1999, the Company had only one operating segment, EAP and Managed Behavioral Healthcare, for purposes of SFAS No. 131. During 1998, the Company had two segments: (1) EAP and Managed Behavioral Healthcare and (2) Patient Service and Provider (see Note 13 of the Notes to the Company's Consolidated Financial Statements for a financial presentation of the Company's segments).

     As noted above and further explained in Notes 1 and 3 of the Notes to the Company's Consolidated Financial Statements, the Company has exited all business lines except for EAP and Managed Behavioral Healthcare. The strategic decision to exit the Patient Service and Provider segment was made by the Company's Board of Directors in December 1997 and was substantially completed during 1998. Segment information for the Patient Service and Provider segment in 1998 reflects the results of operations of these practices essentially through the date of the Sale to PsychPartners in May 1998. The Company did not have Patient Service and Provider businesses in operation after 1998.

     The Company's continuing EAP and Managed Behavioral Healthcare segment provides managed behavioral healthcare services through full and shared risk arrangements with employers, health plans and managed care organizations. The Company's revenues are primarily generated through capitated contracts. Revenues are generated entirely in the United States. Approximately 79% of this segment's revenues were generated by seven (7) customers of which 53% and 10% come from two specific health plan customers, respectively.

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

     Through the Nominee Arrangements, the Company had a significant long-term financial interest in the affiliated practices and, therefore, according to Emerging Issues Task Force No. 97-2 "Application of FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, and APB Opinion No. 16, Business Combinations, to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangement," the Company consolidated the results of the affiliated practices with those of the Company. Because the Company must present consolidated financial statements, net revenues are presented in the accompanying Consolidated Statements of Operations. With the Sale and exit of the Company's provider operations, the Company has transferred its rights under the Management Services Agreements, or terminated those relationships.

     The following table sets forth, for the periods indicated, operating results of the Company:

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
Net revenues:
  Premium revenue.....................................  $26,429    $25,455    $13,368
  Patient service revenue.............................       --         --     19,201
                                                        -------    -------    -------
          Total net revenues..........................   26,429     25,455     32,569
                                                        -------    -------    -------
Cost of revenues:
  Premium service costs...............................   18,467     16,760      7,955
  Patient service costs...............................       --         --     15,593
                                                        -------    -------    -------
          Total cost of revenues......................   18,467     16,760     23,548
                                                        -------    -------    -------
Gross profit..........................................    7,962      8,695      9,021
Selling and administrative expenses...................    6,784      6,510      6,260
Provision for doubtful accounts.......................      176         --      1,221
Amortization of intangible assets and excess cost over
  fair value of net assets acquired...................      494        488        950
Restructuring and other charges, net..................     (440)     1,200
                                                        -------    -------    -------
Income from operations................................  $   948    $   497    $   590
                                                        =======    =======    =======

  EAP and Managed Behavioral Healthcare Segment Revenue

     Premium revenue for the EAP and Managed Behavioral Healthcare segment is essentially comprised of the Company's portfolio of agreements with health plans, managed care organizations and employers to provide inpatient and outpatient behavioral health services. Revenues are primarily generated through capitated managed behavioral health and employee assistance programs. The fees are defined by contract and are primarily calculated on a fixed per member per month fee. Revenues under these contracts are recorded in the month for which the member is entitled to services. Generally, these membership contracts are on a one to three year basis and are subject to various cancellation provisions which are typical to industry practice. This segment had approximately 1,150,000, 1,200,000, and 800,000 covered lives at December 31, 2000, 1999 and
1998, respectively.

     The Company estimates the cost of providing services under these agreements, including a reserve for services incurred, but not reported, based upon authorized services, past claim payment experience for member groups, patient census data and other facts. The Company typically does not subcapitate the risk of providing services under these contracts, but arranges discounted fee-for-service rates with independent inpatient and outpatient behavioral health providers, which the Company manages.

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

     EAP and Managed Behavioral Healthcare premium revenue for 2000 increased 3.8% to $26,429 from $25,455 in 1999. This increase was primarily a result of a net increase in membership for the capitated contracts. Premium revenue for 1999 increased 90% to $25,455 from $13,368 in 1998. This increase was the result of the Company securing a capitated-based contract covering over 400,000 lives with a health plan in New York.

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

     Patient service revenue for 1998 was $19,201. The Sale of the eastern outpatient operations was completed on May 18, 1998. The remaining outpatient operations were shut down or sold during the first quarter of 1998. No revenue from this segment was recognized in 1999 and 2000. The Company does not expect to reenter this segment in the foreseeable future.

  Cost of Revenues

     EAP and Managed Behavioral Healthcare segment cost of revenues increased in 2000 to $18,467 from $16,760 in 1999. This increase was primarily a result of an additional investment by the Company in internal clinical and claims personnel as well as increased utilization by an increasing population of contract members. EAP and Managed Behavioral Healthcare segment cost of revenues increased in 1999 to $16,760 from $7,955 in 1998. This increase is primarily a result of a large contract which began coverage on January 1, 1999.

     Patient Service and Provider segment costs of revenues for 1998 were $15,593. No patient service revenues or costs were generated in 1999 and 2000 or are expected in the future.

  Selling and Administrative Expenses

     Selling and administrative expenses are primarily comprised of corporate office, sales and administration. Selling and administrative expenses increased to $6,784 in 2000 from $6,632 in 1999 as a result of increased investments in information systems personnel, consultants and information systems related depreciation. Selling and administrative expenses increased to $6,632 in 1999 from $6,260 in 1998 as a result of costs incurred in connection with severance payments made to certain former officers of the Company.

  Provision for Doubtful Accounts

     In 2000, the Company's provision for doubtful accounts of $176 was largely attributable to a billing dispute with one customer. The Company made no provision in 1999. The Company's EAP and Managed Behavioral Healthcare segment has historically had minimal provision for doubtful accounts. In 1998, the Company established a provision of $1,221 primarily attributable to the outpatient provider operation.

  Amortization of Intangible Assets and Excess Cost Over Fair Value of Net Assets Acquired

     Amortization of intangible assets and excess cost over fair value of net assets acquired was $494 and $488 in 2000 and 1999 respectively. Amortization of intangible assets and excess costs over fair value of net assets decreased to $488 in 1999 from $950 in 1998. This decrease is a result of the Sale and exit of the outpatient operations in 1998.

  Write Down of Assets

     The Company applies Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), which established accounting standards for the impairment of long-lived assets, certain identified intangible assets and goodwill related to those assets to be held and used and for long-lived assets and certain intangible assets to be disposed of. In accordance with SFAS 121, the Company reviews the realizability of long-lived assets, certain intangible assets and goodwill whenever events or circumstances occur that indicate recorded costs may not be recoverable. The Company also reviews the overall recoverability of goodwill based primarily on estimated future undiscounted cash flows.

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

  Restructuring and Other Charges

     This charge is comprised of the following:

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                             ---------------
                                                             2000      1999
                                                             -----    ------
Restructuring charges......................................     --    $1,700
  Long-term care and provider billing reserves.............     --       200
  Change in estimate (restructuring of $440 and $266 in
     2000 and 1999 respectively, provider billing of $434
     in 1999)..............................................   (440)     (700)
                                                             -----    ------
                                                             $(440)   $1,200
                                                             =====    ======

  Restructuring Charges

     In January 2000, PsychPartners filed for protection under Chapter 11 of the Federal Bankruptcy Laws. Based on discussions with PsychPartners personnel, as well as developments in the bankruptcy court, the Company understands that PsychPartners intends to discontinue all future operations and liquidate all existing assets to satisfy outstanding obligations. Under the terms of the Purchase Agreement, PsychPartners assumed responsibility for all facility leases associated with the practices sold. While the Company obtained assignment letters for many of those leases, due to the nature of both real estate and bankruptcy laws, it is possible that the Company will be responsible for a portion of those remaining lease obligations. The Company has engaged special counsel and is evaluating its exposure with regard to this matter on an ongoing basis. The Company estimates that there were approximately 35 open leases with approximately $2,500 in remaining payments under the lease terms, not including certain fees and expenses, for which the Company may be responsible. The Company intends to aggressively pursue resolution of this matter in terms most favorable to the Company. The Company recorded a charge of $1,700 at December 31, 1999, for this potential exposure. During 2000 the Company paid $228 relating to both lease obligations and legal costs in connection with the settlement of ten leases. In connection with the settlement of these leases, during 2000, the Company recognized $440 in income to the extent that the amounts previously reserved exceeded the required settlement payments.

     In addition to the lease exposure described above, PsychPartners defaulted on certain deferred contingent purchase price obligations which were part of the original acquisition agreements for practices previously purchased by Integra. These liabilities were assumed by PsychPartners under the terms of the Purchase Agreement. The Company believes that it has no remaining responsibility for these obligations, however, the individuals associated with these practices may choose to assert a claim against the Company. At December 31, 2000, the Company had not established a reserve for these amounts which it estimates may aggregate to $1,000. The Company intends to vigorously contest any claims related to this matter.

     In December 1997, the Company recorded a provision for restructuring of $14,200 pertaining to the Company's decision to divest the outpatient provider group practices operations that were not sold to

PsychPartners, and to reorganize corporate office functions to reflect the exit from the outpatient business. As of December 31, 2000, $1,558 of the initial restructuring reserve of $14,200 remained and is principally related to ongoing potential obligations of the Company with respect to various contract termination costs.

     As part of its ongoing evaluation of these restructuring reserves, at June 30, 1999, the Company determined, based upon its assessment of all remaining open matters at that time, that the Company was over-accrued for these matters by $266. This change in estimate was offset by additional restructuring reserves of $1,700 recorded in the fourth quarter 1999 relating to the lease exposure as a result of PsychPartners' Chapter 11 bankruptcy filing as discussed above.

     The following summarizes the Company's restructuring activity:

                           RESTRUCTURE                                         RESTRUCTURE                           RESTRUCTURE
                            BALANCE AT       1999       CHANGE IN   AMOUNTS     BALANCE AT    CHANGE IN   AMOUNTS     BALANCE AT
                           DECEMBER 31,   RESTRUCTURE   ESTIMATE    UTILIZED   DECEMBER 31,   ESTIMATE    UTILIZED   DECEMBER 31,
                               1998        PROVISION      1999      IN 1999        1999         2000      IN 2000        2000
                           ------------   -----------   ---------   --------   ------------   ---------   --------   ------------
Contract termination
  costs..................     $1,344        $1,700        $(266)     $(494)       $2,284        $(440)     $(286)       $1,558
Employee severance
  costs..................         77            --           --        (77)           --           --         --            --
                              ------        ------        -----      -----        ------        -----      -----        ------
                              $1,421        $1,700        $(266)     $(571)       $2,284        $(440)     $(286)       $1,558
                              ======        ======        =====      =====        ======        =====      =====        ======

  Long-term Care and Provider Billing Reserves

     During 1996, the Company established a $1,300 reserve in connection with the notification by the Office of the Inspector General of the Department of Health and Human Services ("OIG") and the Department of Justice ("DOJ") that certain of the Company's Medicare Part B and related co-insurance billings previously submitted for services to Medicare patients in long-term care facilities in Florida were being reviewed. The Company reached a tentative agreement to settle this civil matter for $3,000 in December 1997. Accordingly, the Company recorded an additional reserve of $1,700 at December 31, 1997. The Company also reserved $1,400 against the suspended accounts receivable with the Florida Intermediary. In October 1998, the Company executed a final settlement agreement with the OIG and the DOJ, which resolved all of the claims against the Company relating to this matter. The terms of this settlement included a repayment of approximately $3,000 which the Company made during 1998. Additionally, during 1998, the Company entered into a Corporate Integrity Agreement (the "Agreement") with the OIG whereby the Company agreed to undertake certain compliance obligations. The Company, as required under the terms of the Agreement and with the assistance of outside auditors, filed its first annual report with the OIG in December 1999. In April and May 2000 the Company exchanged information with the OIG with respect to its 1999 Filing. The OIG offered several suggestions for improvement of the Company's Corporate Compliance Program, which suggestions have been implemented. In addition, the OIG requested specific procedures to be implemented in connection with the Company's second Annual Report which was timely filed in November 2000. As of March 27, 2001, no response has been received from the OIG with respect to this report. The Company believes that no reserve for potential liability was required at December 31, 2000.

     In March 1998, the Company received notification that the Medicare Intermediary in California completed a post payment medical review of billings previously submitted and paid between 1990 and 1994. Based on the results of their review, the Intermediary has requested a refund of approximately $1,200. Services were denied primarily on the basis of medical necessity and incomplete documentation. The Company fully reserved for the above amount as of December 31, 1997. Hearings have taken place in April, September and November 2000 before an Administrative Law Judge and a decision is pending.

     In April 1998, the Company received notice that the Office of the Attorney General of the State of New York ("the State") was conducting an audit of the New York Medicaid billings of one of the outpatient provider operations with which it had an Administrative Services Agreement. The State was investigating whether the Company had any liability arising from the operation of, and its relationship with that provider. In October 1998, the Company terminated its agreements with that provider. In May 1999, the Company reached a settlement agreement with the State which resolves all claims against the Company relating to this matter. Terms of the settlement included a total payment of $382 plus $18 of interest. These amounts were fully accrued at December 31, 1999 and were paid in full during 2000.

     During the first half of 1999, the Company received notification of potential Medicaid program billing issues in Nevada in connection with services performed at the Company's former Nevada outpatient group practice subsidiaries which were sold by the Company at the end of 1997. Upon further review of the Company's former Nevada Medicaid billings, the Company determined that certain Nevada Medicaid billings of these former outpatient practices were not in accordance with Medicaid program regulations. In accordance with the Company's full disclosure policy, the Company disclosed this matter to the Nevada Medicaid program. In December 1999, the Company entered into a settlement agreement with the State of Nevada which resolved all claims against the Company relating to this matter. Terms of the settlement included a total payment of $455 plus interest at a simple rate of 7%. The Company paid the first installment payment of $228 in December 1999. The remaining installments were paid in June 2000 and January 2001 which had been previously accrued.

     As part of its ongoing evaluation of the above mentioned reserves, at June 30, 1999, the Company determined, based on its assessment of all remaining matters at that time, that the Company was over accrued for these matters by $434. The change in estimate was partially offset by additional billing reserves of $200 recorded in the fourth quarter 1999 relating to the settlement of the Nevada matter discussed above.

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

  Interest Expense-Related Party

     In order to provide for additional financing if the Sale to PsychPartners did not occur in 1998, the Company entered into an agreement with certain investment partnerships (the "Investment Partnerships"), which were significant stockholders of the Company and were managed by Foster Management Company, an affiliated party, to obtain their commitment to guarantee an additional $7,000 of financing. This additional financing amount represented the Company's estimated additional cash needs during 1998 for contingent payments, seller notes and restructuring related activities.

     Under the terms of the agreement, in return for their guarantee, the Investment Partnerships were to receive the following: (i) a commitment fee of 2% of the guaranteed amount; (ii) a draw down fee of 2% on Bank borrowings in excess of $15,000; (iii) an unused commitment fee of 1/2% per annum; and (iv) warrants to purchase 400,000 shares of common stock of the Company at a purchase price of $0.05 per share (the "Integra Warrant") or, in the event the Sale was not consummated, a transaction fee of $3,500 payable on April 30, 1999. With the Sale completed, the cost to the Company of this guarantee was $1,020 of which $140 was paid in cash to the Investment Partnerships. The remaining portion represents a non-cash charge of approximately $880, which is the difference between the exercise price of the Warrant and the fair market value of the underlying common stock of the Company on the closing date of the Sale to PsychPartners. These charges have been recorded as interest expense in the Company's results of operations for the year ended December 31, 1998.

     In March 2000, the Board of Directors approved the issuance of a warrant to purchase 50,000 shares of Common Stock to a Board member and significant stockholder, as well as the conditional issuance of an additional warrant to purchase 50,000 shares of Common Stock, with both issuances subject to the approval of the Company's stockholders. The Company's stockholders approved the issuances at the June 27, 2000 stockholders meeting. The warrant for the initial 50,000 shares of common stock was issued in connection with a temporary line of credit of $2,000 (the line of credit expired on March 1, 2001), which was extended to the Company by the stockholder/Board member in March 2000. The conditional warrant was subsequently issued because the Company was not able to obtain a line of credit from a financial institution to replace the line of credit extended by the stockholder/Board member prior to June 30, 2000. The warrants, which were granted on June 27, 2000 and June 30, 2000, respectively, each have a ten-year term and are exercisable at a price per share equal to $.625, which was the fair market value of a share of Common Stock on the date the warrants were granted ($.625 and $.6875, respectively). Generally accepted accounting principles call for the cost of the warrants to be treated as interest expense and accordingly $5 has been recognized for 2000.

     During the fourth Quarter of 2000, the significant stockholder advanced $300 which was repaid prior to December 31, 2000. Interest of $4 was paid with respect to this advance.

  Liquidity and Capital Resources

     Net cash provided by operations was $1,268 in 2000, compared to net cash provided by operations of $1,331 in 1999. Cash provided is primarily a result of the income incurred in 2000 reduced by the cash used for restructuring-related payments. Cash and cash equivalents increased to $812 at December 31, 2000 from $706 at December 31, 1999. The December 31, 1999 balance was $1,746 less than the amount of cash and cash equivalent of $2,452 at December 31, 1998 primarily as a result of principal payout on long term obligations. Capital expenditures have been consistent over the years with $1,005, $936, and $948 being spent in 2000, 1999 and 1998 respectively.

     In May 1998, the Company completed the sale of its eastern outpatient operations to PsychPartners. Net proceeds from the Sale were primarily used to repay bank debt, fund acquisition notes and contingent consideration, settle the Florida Medicare review and fund other restructuring costs (see above).

     As further discussed in Note 9 of the Notes to the Company's Consolidated Financial Statements as of December 31, 1999, the Company was in default of certain covenants contained in its credit facility with PNC Bank (the "Facility"), principally related to capital expenditures for computer equipment. There were no borrowings outstanding under the Facility at December 31, 1999. The Company was not able to obtain a waiver from the Bank, and the Bank subsequently withdrew the Facility. In order to meet potential cash flow demands through December 31, 2000, the Company obtained a commitment from a significant stockholder to advance the Company up to $2,000 through March 1, 2001 (refer to Note 19 of the Notes to the Company's Consolidated Financial Statements for discussion of the terms of the commitment). There were no amounts outstanding as of December 31, 2000 with respect to this commitment.

     In order to meet potential cash flow demands through December 31, 2001, the Company, in March 2001, obtained a commitment from a significant shareholder to advance up to $1,000 through March 2002.

     At December 31, 2000 the Company had a working capital deficit of $4,988. The deficit was attributable to accrued liabilities of $2,897 that pertain to the exit of the outpatient provider behavioral group practice business and reserves established for long-term care and other provider billing matters. Although these amounts are classified as current due to their nature, the Company does not expect that all of these amounts will require payment in the next year. The remainder of the Company's accounts payable and accrued liabilities, $1,890, is operating in nature.

     As further discussed in Note 9 of the Notes to the Company's Consolidated Financial Statements, in December 2000, the Company entered into a credit facility with a local bank that allows for up to $500 (increased to $650 in March 2001) in borrowings subject to a formula based upon eligible accounts receivable.

     The Company believes that the cash flow generated by the Company's operations, together with its existing cash and credit available from its bank and significant stockholder will be sufficient to meet the Company's cash requirements in 2001.

     As further discussed in Note 12 of the Notes to the Company's Consolidated Financial Statements of Notes to the Company's Consolidated Financial Statements, a contract with a customer representing approximately 52% of revenues will terminate on December 31, 2001.

     The Company's current ratio, working capital and debt to equity ratio are set forth below for the dates indicated:

                                                     DECEMBER 31,    DECEMBER 31,
                                                         2000            1999
                                                     ------------    ------------
Current Ratio......................................     .38:1           .35:1
Working Capital deficit............................    $(4,988)        $(6,302)
Debt to Equity.....................................       --              --

  Inflation

     A significant portion of the Company's operating expenses have been subject to inflationary increases, including clinical and administrative salaries and rent expense. Based upon management's assessment, the Company has historically been unable to substantially offset inflationary increases through price increases but believes the Company has somewhat mitigated the effect by expanding services and increasing operating efficiencies. There can be no assurance that the Company will be able to offset future inflationary increases in expenses, if any, which would result in a dilutive impact on the Company's future earnings. However, management is actively exploring a variety of E-commerce and Internet based strategies to reduce potential future operating costs and gain the benefit of potential efficiencies through the use of appropriate technology.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                              PAGE
                                                              ----
Consolidated Balance Sheets as of December 31, 2000 and
  December 31, 1999.........................................   25
Consolidated Statements of Operations For the Years Ended
  December 31, 2000, 1999, and 1998.........................   26
Consolidated Statements of Changes in Stockholders' Equity
  For the Years Ended December 31, 2000, 1999, and 1998.....   27
Consolidated Statements of Cash Flows For the Years Ended
  December 31, 2000, 1999, and 1998.........................   28
Notes to Consolidated Financial Statements..................   29
Report of Independent Accountants...........................   45
Schedule II Valuation of Qualifying Accounts................   50

                                 INTEGRA, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS,
                                                                EXCEPT SHARE DATA)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $    812     $    706
  Assets restricted for the settlement of unpaid claims.....     1,000        1,000
  Accounts receivable, net of allowance for doubtful
     accounts...............................................       605        1,170
  Other accounts receivable.................................       359          187
  Other current assets......................................       346          299
                                                              --------     --------
       Total current assets.................................     3,122        3,362
Property and equipment, net.................................     1,902        1,859
Intangible assets and excess cost over fair value of net
  assets acquired, net......................................     9,669       10,009
                                                              --------     --------
                                                              $ 14,693     $ 15,230
                                                              ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,054     $    277
  Medical claims payable....................................     3,321        3,385
  Accrued expenses and other current liabilities............     3,733        6,002
                                                              --------     --------
       Total current liabilities............................     8,108        9,664
Deferred income tax liability...............................       160          296
                                                              --------     --------
          Total liabilities.................................     8,268        9,960
                                                              --------     --------
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value, 20,000,000 shares
     authorized; issued and outstanding 10,138,552..........       101          101
  Capital in excess of par value............................    87,513       87,508
  Accumulated deficit.......................................   (81,189)     (82,339)
                                                              --------     --------
          Total stockholders' equity........................     6,425        5,270
                                                              --------     --------
                                                              $ 14,693     $ 15,230
                                                              ========     ========

   The accompanying notes are an integral part of these financial statements.

                                 INTEGRA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED DECEMBER 31,
                                                     ---------------------------------------------------------
                                                          2000                 1999                 1998
                                                     ---------------      ---------------      ---------------
                                                      (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Net revenues:
  Premium revenue..................................    $   26,429           $   25,455           $   13,368
  Patient service revenue..........................                                                  19,201
                                                       ----------           ----------           ----------
     Total net revenues............................        26,429               25,455               32,569
                                                       ----------           ----------           ----------
Cost of revenues:
  Premium service costs............................        18,467               16,760                7,955
  Patient service costs............................                                                  15,593
                                                       ----------           ----------           ----------
     Total cost of revenues........................        18,467               16,760               23,548
                                                       ----------           ----------           ----------
Gross profit.......................................         7,962                8,695                9,021
Selling and administrative expenses................         6,784                6,632                6,260
Restructuring and other charges....................          (440)               1,200
Provision for doubtful accounts....................           176                                     1,221
Amortization of intangible assets and excess cost
  over fair value of net assets acquired...........           494                  488                  950
                                                       ----------           ----------           ----------
Income from operations.............................           948                  375                  590
Non-operating expenses:
  Interest expense -- related party................             9                                     1,040
  Interest income..................................           (75)
  Interest expense.................................                                 26                  363
                                                       ----------           ----------           ----------
Income (loss) before income taxes..................         1,014                  349                 (813)
Provision (benefit) for income taxes...............          (136)                  46                  122
                                                       ----------           ----------           ----------
Net income (loss)..................................    $    1,150           $      303           $     (935)
                                                       ==========           ==========           ==========
Basic and diluted net income (loss) per common
  share............................................    $     0.11           $     0.03           $    (0.09)
                                                       ==========           ==========           ==========
Weighted average shares outstanding:
  Basic............................................    10,138,552           10,138,552           10,104,999
                                                       ==========           ==========           ==========
  Diluted..........................................    10,806,675           10,532,109           10,104,999
                                                       ==========           ==========           ==========

   The accompanying notes are an integral part of these financial statements.

                                 INTEGRA, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                        COMMON SHARES      CAPITAL IN
                                      ------------------   EXCESS OF    ACCUMULATED     DEFERRED
                                      NUMBER   PAR VALUE   PAR VALUE      DEFICIT     COMPENSATION   TOTAL
                                      ------   ---------   ----------   -----------   ------------   ------
                                                                 (IN THOUSANDS)
Balance at December 31, 1997........  10,029     $100       $86,349      $(81,707)        (29)       $4,713
Common stock issued in connection
  with acquisitions.................     110        1           279                                     280
Issue of warrants for financing
  guarantee.........................                            880                                     880
Amortization of deferred
  compensation......................                                                       24            24
Net loss............................                                         (935)                     (935)
                                      ------     ----       -------      --------         ---        ------
Balance at December 31, 1998........  10,139      101        87,508       (82,642)         (5)        4,962
Amortization of deferred
  compensation......................                                                        5             5
Net income..........................                                          303                       303
                                      ------     ----       -------      --------         ---        ------
Balance at December 31, 1999........  10,139      101        87,508       (82,339)         --         5,270
Issue of warrants for financing
  guarantee.........................                              5                                       5
Net Income..........................                                        1,150                     1,150
                                      ------     ----       -------      --------         ---        ------
Balance at December 31, 2000........  10,139     $101       $87,513      $(81,189)         --        $6,425
                                      ======     ====       =======      ========         ===        ======

   The accompanying notes are an integral part of these financial statements.

                                 INTEGRA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                               2000       1999        1998
                                                              -------    -------    --------
                                                                  (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss).........................................  $ 1,150    $   303    $   (935)
  Adjustments to reconcile net income (loss) to net cash
     provided by operations:
     Depreciation and amortization..........................    1,426      1,248       1,487
     Loss on abandonment of equipment.......................       31         --          --
     Provision for doubtful accounts........................      176         --       1,221
     Deferred tax provision.................................     (136)       (60)         10
     Non cash portion of asset write down, restructuring and
       other charges........................................     (440)     1,200          --
     Issue of warrant for financing guarantee...............        5         --         880
     Changes in assets and liabilities, net of effects of
       businesses acquired:
       (Increase) in assets restricted for the settlement of
          unpaid claims.....................................       --     (1,000)         --
       (Increase) decrease in accounts receivable...........      217       (323)         33
       (Increase) decrease in other current assets..........      (45)      (161)       (284)
       (Decrease) increase in accounts payable..............      777       (317)     (1,425)
       (Decrease) increase in reserve for unpaid claims.....      (64)        --          --
       Increase (decrease) in accrued expenses and other
          current liabilities...............................   (1,829)       383      (5,340)
       (Decrease) increase in other assets and other
          liabilities.......................................       --         58         (26)
                                                              -------    -------    --------
       Net cash provided by (used in) operating
          activities........................................    1,268      1,331      (4,399)
                                                              -------    -------    --------
Cash flows from investing activities:
  Payments for acquisition of businesses, net of cash
     acquired of $8 in 1998.................................       --         --        (491)
  Additional payments for businesses acquired in prior
     years..................................................     (157)      (591)     (4,527)
  Net proceeds from disposition of businesses...............       --         --      23,642
  Purchases of property and equipment.......................   (1,005)      (936)       (948)
                                                              -------    -------    --------
     Net cash (used in) provided by investing activities....   (1,162)    (1,527)     17,676
                                                              -------    -------    --------
Cash flows from financing activities:
  Proceeds from issuance of notes payable...................       --         --       3,950
  Principal payments on long-term obligations...............       --     (1,550)    (16,929)
                                                              -------    -------    --------
     Net cash (used in) financing activities................        0     (1,550)    (12,979)
                                                              -------    -------    --------
Net (decrease) increase in cash and cash equivalents........      106     (1,746)        298
Cash and cash equivalents at beginning of period............      706      2,452       2,154
                                                              -------    -------    --------
Cash and cash equivalents at end of period..................  $   812    $   706    $  2,452
                                                              =======    =======    ========
Supplemental disclosures of cash flow information:
  Interest paid.............................................  $     4    $    77    $    813
                                                              =======    =======    ========
  Income taxes paid.........................................  $     4    $   210    $    137
                                                              =======    =======    ========

   The accompanying notes are an integral part of these financial statements.

                                 INTEGRA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1 -- ORGANIZATION AND OPERATION

     Integra, Inc. ("Integra" or the "Company"), a Delaware corporation, was formed to provide behavioral health services and commenced operations on March 15, 1991. Until 1998 the Company was called Apogee, Inc. Apogee purchased substantially all of the assets of Integra, Inc. in 1994. The Company today provides employee assistance programs ("EAP") and managed behavioral health services through full and shared risk arrangements with employers, health plans and managed care organizations. At December 31, 2000, Integra's contract service areas were principally concentrated in Connecticut, Delaware, Maryland, New Jersey, New York, Pennsylvania, Rhode Island, Virginia and Tennessee.

     In December 1997, the Company announced its plans to exit and divest its outpatient provider behavioral health group practice operations operated under the brand Apogee. The Company entered into an agreement to sell substantially all of the assets of the outpatient provider behavioral health practice business (the "Sale"), except for practices located in the Western region of the United States which the Company sold or shut down. The Sale was completed effective May 18, 1998 and resulted in the divestiture by the Company of substantially all the assets and business of the Company's outpatient behavioral health practices. As of December 31, 1997, the outpatient practice business accounted for approximately eighty-four percent (84%) of the assets of the Company (before the impact of the write down of assets and the impact of the restructuring charges) and for the year ended December 31, 1997, approximately eighty-three percent (83%) of the Company's net revenues. As a result of the Sale, the Company is significantly smaller in terms of revenues and assets. The Sale is further described in Note 3 below.

     In July 1998, the Company announced it received approval from its shareholders to change the name of the Company from Apogee, Inc. (AMEX: APG) to Integra, Inc. (AMEX: IGR). The change reflects the Company's decision to focus on the Integra EAP and Managed Behavioral Healthcare segment. The Company believes the new name is well established and respected in the EAP and managed behavioral health marketplace as a result of a long history of service contracts in this segment under the Integra name.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of consolidation

     The Consolidated Financial Statements include the accounts of the Company and all wholly owned and beneficially owned subsidiaries. All significant intercompany accounts and transactions, including management fees, have been eliminated.

     With regard to the Patient Service and Provider segment, because of corporate practice of medicine laws in certain states in which the Company operated, the Company did not own the professional corporations which operated the professional and clinical aspects of the behavioral health provider operations in those states. Instead, the Company had the contractual right to designate, at its sole discretion and at any time, the licensed professional who was the owner of the capital stock of the professional corporation at a nominal cost ("Nominee Arrangements"). In addition, the Company entered into exclusive long-term management services agreements ("Management Services Agreements") with the professional corporations.

     Through the Nominee Arrangements, the Company had a significant long-term financial interest in the affiliated practices and, therefore, according to Emerging Issues Task Force No. 97-2 "Application of FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, and APB Opinion No. 16, Business Combinations, to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangement", the Company consolidated the results of the affiliated practices with those of the Company. Because the Company must present consolidated financial statements; net revenues are presented in the accompanying Consolidated Statements of Operations. With the Sale and exit of the Company's

                                 INTEGRA, INC.

provider operations in 1998, the Company has either transferred its rights under the Management Services Agreements or terminated those relationships, or in other ways discontinue its involvement in such operations.

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

  Assets restricted for the settlement of unpaid claims

     At December 31, 2000 and 1999, $1,000 of interest-bearing cash was held for the payment of claims under the terms of a managed care contract and was classified as an asset restricted for the settlement of unpaid medical claims on the balance sheet.

  Allowance for doubtful accounts

     The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific payors, historical trends and other information. Management believes the allowance for doubtful accounts is adequate to provide for normal credit losses.

  Revenue recognition

     Premium revenue pertains to the Company's EAP and Managed Behavioral Healthcare segment and is primarily generated by capitated managed behavioral health and employee assistance programs. The fees are defined by contract and are primarily calculated on a fixed per-member per-month fee. Capitated revenues are recorded and typically received in the month for which the member is entitled to services (see Note 14 below). Such premium revenues are adjusted on a monthly basis based on actual membership levels.

     Patient service revenue was reported when earned at the time of service at the estimated amounts to be realized through payments from patients, third party payors and others for services rendered. Third party reimbursement was initially billed at "usual, customary and reasonable" market rates. When recorded, aggregated billings were adjusted to reflect the estimated amounts realizable from third party payors based on the Company's historical experience and contractual rates established with the payors. Patient service revenue represented billings of the Company's Patient Service and Provider segment. With the discontinuance of these operations during 1998, no significant future billings are anticipated.

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

                                 INTEGRA, INC.

accounts and the gain or loss on such dispositions is reflected in current operations. Depreciation is provided using the straight-line method. Estimated useful lives of the assets are:

Furniture and fixtures..........................  5 to 7 years
Office equipment................................  3 to 5 years
Computer hardware and software..................  3 to 5 years

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

  Medical Claims Payable

     This liability relates to amounts owed for healthcare services authorized or incurred and not yet paid by the Company. Medical claims payable are estimated based upon authorized healthcare services, past claim payment experience for member groups, patient census data and other factors. While the Company believes the estimate of this liability is adequate, actual results could differ from such estimates. The Company utilizes an actuarial consultant to review and evaluate the adequacy of certain of these reserves.

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

                                 INTEGRA, INC.

  Earnings per share

     Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the dilutive effect of all stock options and warrants, shares contingently payable in connection with certain acquisitions and convertible debentures. The difference between the basic average number of shares outstanding and the diluted average number of shares outstanding at December 31, 2000 is due to the treasury stock method calculation of the impact of unexercised stock options granted under the Company's stock option plan and warrants issued in 1998 in connection with a financing guarantee made by certain investment partnerships which were significant stockholders of the Company which is discussed further in
Note 19. The computation of dilutive earnings per share excludes approximately 348,000, 261,000, and 678,000 for 2000, 1999, and 1998, respectively, of common stock equivalents because their inclusion would have been anti-dilutive in the periods presented.

  Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement for financial position and measure those instruments at fair value. SFAS No. 137, issued by the FASB in July 1999, establishes a new effective date for SFAS No. 133. This statement, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and is therefore effective for the Company beginning with its fiscal quarter ending March 31, 2001. In June 2000, FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities -- an amendment of FASB Statement No. 133," SFAS No. 138 addresses a limited number of issues causing implementation difficulties for SFAS No. 133. SFAS No. 138 is required to be adopted concurrently with SFAS No. 133 and is therefore effective for the Company beginning with its fiscal quarter ending March 31, 2001. Management does not believe that these pronouncements will have a material effect on the Company's consolidated financial statements.

     In March 2000, the FASB issued interpretation No. 44, or Fin 44 "Accounting for Certain Transactions Involving Stock Compensation," which is an interpretation of Accounting Principles Board Opinion No. 25, or APB Opinion 25. This interpretation, which clarifies the definition of an employee noncompensatory plan, accounting consequences of various modifications to previously fixed stock options or awards and the exchange of stock compensation awards in a business combination. The adoption of FIN 44 did not have an impact on the Company's consolidated financial statements.

NOTE 3 -- SALE OF OUTPATIENT BUSINESS TO PSYCHPARTNERS, LLC

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

                                 INTEGRA, INC.

     In January 2000, PsychPartners filed for protection under Chapter 11 of the Federal Bankruptcy Laws. Based on discussions with PsychPartners personnel, as well as developments in the bankruptcy court, the Company understands that PsychPartners intends to discontinue all future operations and liquidate all existing assets to satisfy outstanding obligations. Under the terms of the Purchase Agreement, PsychPartners assumed responsibility for all facility leases associated with the practices sold. While the Company obtained assignment letters for many of these leases, due to the nature of both real estate and bankruptcy laws, it is possible that the Company will be responsible for a portion of these remaining lease obligations. The Company engaged special counsel to evaluate its exposure in this matter on an ongoing basis. The Company initially estimated that there were approximately 35 open leases with approximately $2,500 in remaining payments under the lease terms, not including certain fees and expenses, for which the Company may be responsible. The Company intends to aggressively pursue resolution of this matter in terms most favorable to the Company. The Company recorded a charge of $1,700 at December 31, 1999, for this potential exposure. During 2000 the Company paid $228 relating to both lease obligations and legal costs in connection with this matter. In December 2000, in connection with the settlement of ten of these leases, the Company recognized $440 in income to the extent that the amount previously reserved exceeded the required settlement payments.

     In addition to the above lease exposure, PsychPartners defaulted on certain deferred contingent purchase price obligations which were part of the original acquisition agreements for practices previously purchased by Integra. These liabilities were also assumed by PsychPartners under the terms of the Purchase Agreement. The Company believes it has no remaining responsibility for these obligations, however, the individuals associated with these practices may choose to assert a claim against the Company. At December 31, 2000, the Company has not established a reserve for these amounts which it estimates may aggregate to $1,000. The Company intends to vigorously contest any claims related to this matter should they arise.

NOTE 4 -- LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000 the Company had a working capital deficit of $4,988. The deficit is primarily attributable to accrued liabilities of $2,897 that pertain to the exit of the outpatient provider behavioral group practice business and reserves established for long-term care and other provider billing matters. Although these amounts are classified as current due to their nature, the Company does not expect that all of these amounts will require payment in the next year. The remainder of the Company's accounts payable and accrued liabilities, $1,890, is operating in nature.

     In order to meet cash flow demands through December 31, 2000, the Company obtained a commitment from a significant stockholder to advance up to $2,000 through March 1, 2001 (refer to Note 19 of the Notes to the Company's Consolidated Financial Statements for discussion of the terms of the commitment). There were no amounts outstanding as of December 31, 2000 with respect to this commitment.

     In December 2000, the Company entered into a credit facility with a local bank that allows for up to $500 (subsequently increased to $650 in March 2001 with an extended maturity date of May 31, 2002) in borrowings subject to a formula based upon eligible accounts receivable.

     In order to meet potential cash flow demands through December 31, 2001, the Company, in March 2001, obtained a commitment from this same stockholder to advance up to $1,000 through March 2002.

     The Company believes that the cash flow generated by the Company's operations, together with its existing cash and credit available from its bank and significant stockholder will be sufficient to meet the Company's cash requirements in 2001.

     As further discussed in Note 12 of the Notes to the Company's Consolidated Financial Statements of Notes to the Company's Consolidated Financial Statements, a contract with a customer representing approximately 52% of revenues expires on December 31, 2001.

                                 INTEGRA, INC.

NOTE 5 -- ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                                               DECEMBER 31,
                                                              --------------
                                                              2000     1999
                                                              ----    ------
Premium revenue receivables.................................  $826    $1,241
Less: Allowance for doubtful accounts.......................   221        71
                                                              ----    ------
                                                              $605    $1,170
                                                              ====    ======

NOTE 6 -- BUSINESS ACQUISITIONS

     During 1998, the Company acquired one business. The acquisition was accounted for using the purchase method of accounting. The results of operations of the acquired practice is included in the Consolidated Financial Statements from the date of acquisition.

     In connection with certain acquisitions, the Company entered into contractual arrangements whereby additional shares of the Company's common stock and cash may be issued to former owners of acquired companies upon attainment of specified financial criteria. The number of shares of common stock to be issued cannot be determined until the earn-out periods expire and the attainment of criteria is established. If such criteria are attained, but not exceeded, the Company will be obligated to make cash payments. Under the terms of the Purchase and Sale Agreement with PsychPartners, the Company's obligation for contingent consideration for periods subsequent to the closing date for the practices acquired was assumed by PsychPartners. (See Note 3.)

     The Company paid $150, $591, and $4,527 in cash and issued 0, 0, and 109,227 shares of common stock in 2000, 1999, and 1998, respectively, in connection with businesses acquired in prior years. This consideration was accounted for as additional goodwill.

NOTE 7 -- PROPERTY AND EQUIPMENT

                                                               DECEMBER 31,
                                                             ----------------
                                                              2000      1999
                                                             ------    ------
Furniture, fixtures and leasehold improvements.............  $  427    $  380
Office equipment...........................................     237       231
Computer hardware..........................................   1,255     1,080
Computer software..........................................   2,436     1,761
                                                             ------    ------
                                                              4,355     3,452
Less: Accumulated depreciation.............................   2,453     1,593
                                                             ------    ------
                                                             $1,902    $1,859
                                                             ======    ======

     Computer Software includes $358 of costs capitalized in 2000 pursuant to SOP 98-1. There were no costs capitalized in 1999.

     Depreciation expense was $864, $760, and $537 for 2000, 1999, and 1998, respectively.

                                 INTEGRA, INC.

NOTE 8 -- INTANGIBLE ASSETS

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Excess cost over fair value of net assets acquired.......  $11,814    $11,661
Covenants not to compete.................................       39         39
                                                           -------    -------
                                                            11,853    $11,700
Less: Accumulated amortization...........................    2,184      1,691
                                                           -------    -------
                                                           $ 9,669    $10,009
                                                           =======    =======

NOTE 9 -- BORROWINGS

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

     In December 2000, the Company entered into a credit facility with a local bank that allows for up to $500 (subsequently increased to $650 in March 2001) in borrowings based upon eligible accounts receivable. Interest at prime plus
1 1/2% is due on a monthly basis. There were no borrowings outstanding as of December 31, 2000. The loan is collateralized by substantially all of the assets of the Company and expires on May 31, 2002. The credit facility requires the Company to comply with certain financial covenants including achieving minimum levels of net income and net worth. The Company is in compliance with these covenants at December 31, 2000.

     See Note 19, Related Party Transactions, for a discussion of borrowings associated with a significant shareholder.

NOTE 10 -- INCOME TAXES

     The components of the provision for income tax expense for 2000, 1999, and 1998 are as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------    -----    -----
Current:
  Federal...................................................     --       --       --
  State.....................................................     --      106      112
                                                              -----     ----     ----
                                                                  0      106      112
                                                              -----     ----     ----
Deferred:
  Federal...................................................   (150)      --       --
  State.....................................................     14      (60)      10
                                                              -----     ----     ----
                                                               (136)     (60)      10
                                                              -----     ----     ----
                                                              $(136)    $ 46     $122
                                                              =====     ====     ====

                                 INTEGRA, INC.

     Deferred tax assets (liabilities) comprise the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Net operating loss carryforwards.......................    15,157    $ 15,684
Accruals and reserves not currently deductible for tax
  purposes.............................................     1,306       2,207
                                                         --------    --------
Gross deferred tax assets..............................    16,463      17,891
Valuation allowance....................................   (15,663)    (16,826)
                                                         --------    --------
Total deferred tax assets..............................       800       1,065
Temporary differences pertaining to amortization and
  depreciation.........................................      (960)     (1,361)
                                                         --------    --------
Net deferred tax liabilities...........................  $   (160)   $   (296)
                                                         ========    ========

     The reconciliation of the federal statutory tax rate to the effective tax rate is as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                              2000      1999      1998
                                                              -----     -----     -----
Federal statutory tax rate..................................    34%       34%      (34)%
State income taxes, less related federal tax benefit........     1        13        10
Non-deductible amortization of excess cost over fair value
  of net assets acquired....................................     1         1         9
Business expense disallowance...............................     1         1         1
Adjustment to valuation allowance...........................   (50)      (36)       29
                                                               ---       ---       ---
                                                               (13)%      13%       15%
                                                               ===       ===       ===

     At December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $38,000. Their use is limited to future taxable earnings of the Company and, as specified in the Internal Revenue Code, use of certain of the net operating loss carryforwards is limited as they were acquired by the Company in a purchase of the stock of other companies. The carryforwards expire in varying amounts through 2020. A valuation reserve has been established against the potential future benefit of the net operating loss carryforwards.

NOTE 11 -- RESTRUCTURING AND OTHER CHARGES

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                             ---------------
                                                             2000      1999
                                                             -----    ------
Restructuring charges......................................     --    $1,700
Long-term care and provider billing reserves...............     --       200
Change in estimate (restructuring of $440 and $266 in 2000
  and 1999 respectively, provider billing of $434 in
  1999)....................................................   (440)     (700)
                                                             -----    ------
                                                             $(440)   $1,200
                                                             =====    ======

  Restructuring charges

     In January 2000, PsychPartners filed for protection under Chapter 11 of the Federal Bankruptcy Laws. Based on discussions with PsychPartners personnel, as well as developments in the bankruptcy court, the Company understands that PsychPartners intends to discontinue all future operations and liquidate all existing assets to satisfy outstanding obligations. Under the terms of the Purchase Agreement, PsychPartners assumed

                                 INTEGRA, INC.

responsibility for all facility leases associated with the practices sold. While the Company obtained assignment letters for many of these leases, due to the nature of both real estate and bankruptcy laws, it is possible that the Company will be responsible for a portion of these remaining lease obligations. The Company has engaged special counsel and is evaluating its exposure in this matter on an ongoing basis. The Company initially estimated that there were approximately 35 open leases with approximately $2,500 in remaining payments under the lease terms, not including certain fees and expenses for which the Company may be responsible. The Company intends to aggressively pursue resolution of this matter in terms most favorable to the Company. The Company recorded a charge of $1,700 at December 31, 1999, for this potential exposure. During 2000 the Company paid $228 relating to both lease obligations and legal costs in connection with this matter. In connection with the settlement of ten of these leases during 2000, the Company recognized $440 in income to the extent that the amounts previously reserved exceeded the required settlement payments.

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

     In December 1997, the Company recorded a provision for restructuring of $14,200 pertaining to the Company's decision to divest the outpatient provider group practices operations that were not sold to PsychPartners, and to reorganize corporate office functions to reflect the exit from the outpatient business. As of December 31, 2000, $526 of the initial restructuring reserve of $14,200 remained and is principally related to ongoing potential obligations of the Company with respect to various contract termination costs.

     As part of its ongoing evaluation of these restructuring reserves, at June 30, 1999, the Company determined, based on its assessment of all remaining open matters at that time, that the Company was over-accrued for these matters by $266. This change in estimate was offset by additional restructuring reserves of $1,700 recorded in the fourth quarter 1999 relating to the lease exposure as a result of PsychPartners' Chapter 11 bankruptcy filing as discussed above.

     The following summarizes the Company's restructuring activity:

                           RESTRUCTURE                                         RESTRUCTURE                           RESTRUCTURE
                            BALANCE AT       1999       CHANGE IN   AMOUNTS     BALANCE AT    CHANGE IN   AMOUNTS     BALANCE AT
                           DECEMBER 31,   RESTRUCTURE   ESTIMATE    UTILIZED   DECEMBER 31,   ESTIMATE    UTILIZED   DECEMBER 31,
                               1998        PROVISION      1999      IN 1999        1999         2000      IN 2000        2000
                           ------------   -----------   ---------   --------   ------------   ---------   --------   ------------
Contract termination
  costs..................     $1,344        $1,700        $(266)     $(494)       $2,284        $(440)     $(286)       $1,558
Employee severance
  costs..................         77            --           --        (77)           --           --         --            --
                              ------        ------        -----      -----        ------        -----      -----        ------
                              $1,421        $1,700        $(266)     $(571)       $2,284        $(440)     $(286)       $1,558
                              ======        ======        =====      =====        ======        =====      =====        ======

  Long-term care and provider billing reserves

     During 1996, the Company established a $1,300 reserve in connection with the notification by the Office of the Inspector General of the Department of Health and Human Services ("OIG") and the Department of Justice ("DOJ") that certain of the Company's Medicare Part B and related co-insurance billings previously submitted for services to Medicare patients in long-term care facilities in Florida were being reviewed. The Company reached a tentative agreement to settle this civil matter for $3,000 in December 1997. Accordingly, the Company recorded an additional reserve of $1,700 at December 31, 1997. The Company also reserved $1,400 against the suspended accounts receivable with the Florida Intermediary. In October 1998, the Company executed a final settlement agreement with the OIG and DOJ, which resolved all of the claims

                                 INTEGRA, INC.

against the Company relating to this matter. The terms of this settlement included a repayment of approximately $3,000 which the Company made during 1998. Additionally, during 1998, the Company entered into a Corporate Integrity Agreement (the "Agreement") with the OIG whereas the Company agreed to undertake certain compliance obligations. The Company, as required under the terms of the Agreement and with the assistance of outside auditors, filed its first annual report with the OIG in December 1999. In April and May 2000 the Company exchanged information with the OIG with respect to its 1999 Filing. The OIG offered several suggestions for improvement of the Company's Corporate Compliance Program that have been effected. In addition, the OIG requested specific procedures to be implemented in connection with the Company's second Annual Report which was timely filed in November 2000. As of March 27, 2001, no response has been received from the OIG with respect to this report. The Company believes that no reserve for potential liability is required at December 31, 2000.

     In March 1998, the Company received notification that the Medicare Intermediary in California completed a post payment medical review of billings previously submitted and paid between 1990 and 1994. Based on the results of their review, the Intermediary has requested a refund of approximately $1,200. Services were denied primarily on the basis of medical necessity and incomplete documentation. The Company fully reserved for the above amount in 1997 and the reserve remains outstanding at December 31, 2000. Hearings have taken place in April, September and November 2000 before an Administrative Law Judge and a decision is pending.

     In April 1998, the Company received notice that the Office of the Attorney General of New York State ("the State") was conducting an audit of the New York Medicaid billings of one of the outpatient provider operations with which it had an Administrative Services Agreement. The State was investigating whether the Company had any liability arising from the operation of, and its relationship with that provider. In October 1998, the Company terminated its agreements with that provider. In May 1999, the Company reached a settlement agreement with the State which resolve all claims against the Company relating to this matter. Terms of the settlement included a total payment of $382 plus $18 of interest. These amounts were fully accrued at December 31, 1999 and were paid in full during 2000.

     During the first half of 1999, the Company received notification of potential Medicaid program billing issues in Nevada in connection with services performed at the Company's former Nevada outpatient group practice subsidiaries which were sold by the Company at the end of 1997. Upon further review of the Company's former Nevada Medicaid billings, the Company determined that certain Nevada Medicaid billings of these former outpatient practices were not in accordance with Medicaid program regulations. In accordance with the Company's full disclosure policy, the Company disclosed this matter to the Nevada Medicaid program. In December 1999, the Company reached a settlement agreement with the State of Nevada which resolved all claims against the Company relating to this matter. Terms of the settlement included a total payment of $455 plus interest at a simple rate of 7%. The Company paid the first installment payment of $228 in December 1999. The remaining installments were paid in June 2000 and January 2001 which had been previously accrued.

     As part of its ongoing evaluation of the above mentioned reserves, at June 30, 1999, the Company determined, based on its assessment of all remaining matters at that time, that the Company was over accrued for these matters by $434. This change in estimate is partially offset by additional billing reserves of $200 recorded in the fourth quarter 1999 relating to the settlement of the Nevada matter discussed above.

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

                                 INTEGRA, INC.

NOTE 12 -- MAJOR CUSTOMERS

     Certain of the Company's at risk contracts account for a significant percentage of sales volume, as follows:

                                                          2000    1999    1998
                                                          ----    ----    ----
HealthNow New York -- Blue Cross/Blue Shield of Western
  New York..............................................   52%     50%     --
Fidelis Care of New York................................   11%     10%     10%

     The Company's contract with HealthNow expires on December 31, 2001, while the contract with Fidelis Care expires on July 31, 2001.

NOTE 13 -- SEGMENT REPORTING

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"), was adopted by the Company in 1998. This standard requires disclosure of segment information on the same basis used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company's operating segments are organized by product line. During 2000 and 1999, the Company had only one operating segment, EAP and Managed Behavioral Healthcare, for purposes of SFAS No. 131. During 1998, the Company had two segments: EAP and Managed Behavioral Healthcare and Patient Service and Provider. Accordingly, segment information below is presented only for those periods in which the Company operated more than one segment.

     As further explained in Notes 1 and 3 above, the Company has exited all business lines except for EAP and Managed Behavioral Healthcare. The strategic decision to exit the Patient Service and Provider segment was made by the Company's Board of Directors in December 1997 and was substantially completed during 1998. Segment information for the Patient Service and Provider segment in 1998 reflects the results of these operations essentially through the date of the Sale to PsychPartners in May 1998. The Company had no remaining Patient Service and Provider businesses in operation during 2000 and 1999 and management expects to have none on a going forward basis.

     The Company's continuing EAP and Managed Behavioral Healthcare segment provides managed behavioral healthcare services through full and shared risk arrangements with employers, health plans and managed care organizations. The Company's revenues are primarily generated through capitated contracts. See Note 12 for additional explanation of these contracts. Revenues are generated entirely in the United States. Approximately 79% of this segment's revenues were generated by seven (7) customers. The Company believes this concentration of revenue over a small customer base is fairly consistent with industry trends though management expects to continue diversification of its customer base.

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

                                 INTEGRA, INC.

                                                          EAP AND
                                                          MANAGED       PATIENT
                                                         BEHAVIORAL   SERVICE AND
                         1998                            HEALTHCARE    PROVIDER     CORPORATE    TOTAL
                         ----                            ----------   -----------   ---------   -------
Net revenues...........................................   $13,368       $19,201      $    --    $32,569
Depreciation and amortization..........................       871           616           --      1,487
Income (loss) from operations..........................     2,632           400       (2,442)       590
Assets.................................................    12,594                      3,441     16,035

NOTE 14 -- COMMITMENTS AND CONTINGENCIES

  Operating leases

     The Company leases office facilities as well as equipment under noncancellable operating leases which require future minimum annual rentals as follows:

2001........................................................   250
2002........................................................    59
2003........................................................    59
2004........................................................    19
2005........................................................     7

     Certain of the leases contain renewal options and escalation clauses which require payments of additional rent to the extent of increases in related operating costs. Rent expense was $520, $494, and $1,540 for the years ended December 31, 2000, 1999, and 1998, respectively. The Company is currently negotiating a multi-year extension of its office facility lease which expires on April 30, 2001.

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

     PsychPartners filed for Chapter 11 bankruptcy in January 2000. As further discussed in Note 3, the Company may have contingent exposure under these leases and has recorded a liability of $1,028 at December 31, 2000.

  Capitated contracts

     The Company has a portfolio of agreements with managed care organizations and corporations to provide EAP and managed behavioral healthcare programs. Revenues are primarily generated by capitated managed behavioral health and employee assistance programs. The fees are defined by contract and are primarily calculated on a fixed per member/employee per month fee. Revenues under these contracts are recorded in the month for which the member/employee is entitled to services. Generally, these membership contracts are on a one to three years basis and are subject to various cancellation provisions which are typical to industry practice. Integra's EAP and Managed Behavioral Healthcare segment had approximately 1,150,000, 1,200,000, and 800,000 covered lives at December 31, 2000, 1999, and 1998, respectively. Premium revenues in the Company's EAP and Managed Behavioral Healthcare segment were approximately 100% of the Company's total net revenues in 2000 and 1999, and 41% in 1998.

     The Company estimates the cost of providing services under these agreements, including a reserve for services incurred, but not reported, based upon authorized services, past claim payment experience for

                                 INTEGRA, INC.

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

     Effective January 1, 1999, the Company implemented coverage of a full-risk capitated contract with a health plan currently covering over 420,000 members. Profitability under this contract will depend upon the Company's ability to manage the utilization of services within the premiums received. An underestimation in the expected utilization of services for this contract could result in a material loss to the Company. The Company utilizes an actuarial consultant to review and evaluate the adequacy of certain of its reserves pertaining to unpaid claims.

  Corporate Integrity Agreement

     During 1998, the company entered into a Corporate Integrity Agreement (the "Agreement") with the Office of Inspector General of the United States Department of Health and Human Services ("OIG") whereby the Company agreed to undertake certain compliance obligations. The Company, as required under the terms of the Agreement and with the assistance of outside auditors, filed its first annual report with the OIG in December 1999. In April and May 2000 the Company exchanged information with the OIG with respect to its 1999 Filing. The OIG offered several suggestions for improvement of the Company's Corporate Compliance Program that have been effected. In addition, the OIG requested specific procedures to be implemented in connection with the Company's second Annual Report which was timely filed in November 2000. As of March 27, 2001, no response has been received from the OIG with respect to this report. The Company believes that no reserve for potential liability is required at December 31, 2000.

  Legal Proceedings

     The Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated, which include malpractice claims covered under the Company's insurance policy. In the opinion of management, the outcome of these actions will not have a material effect on the financial position or results of operations of the Company.

NOTE 15 -- OTHER CURRENT ASSETS

                                                              DECEMBER 31,
                                                              ------------
                                                              2000    1999
                                                              ----    ----
Prepaid insurance...........................................  $142    $101
Prepaid medical claims......................................     0     255
Other.......................................................   204     196
                                                              ----    ----
                                                              $346    $552
                                                              ====    ====

                                 INTEGRA, INC.

NOTE 16 -- ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                                DECEMBER 31,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
Salaries and vacation.......................................  $  389    $  451
Restructuring costs.........................................   1,558     2,284
Long-term care and provider billing reserves................   1,339     1,935
Other.......................................................     447     1,332
                                                              ------    ------
                                                              $3,733    $6,002
                                                              ======    ======

NOTE 17 -- MANDATORILY REDEEMABLE PREFERRED STOCK

     The Company's Board of Directors may, without further action of the Company's stockholders, direct the issuance of shares of redeemable preferred stock. Satisfaction of dividend preferences on preferred stock would reduce the amount of funds available for the payment of dividends on the Company's common stock. Holders of preferred stock would be entitled to preference payments in the event of any liquidation, dissolution or winding-up of the Company. At December 31, 2000, 10,000 of such shares were authorized and none were issued.

NOTE 18 -- BENEFIT PLANS

  Stock Option Plan

     Effective April 19, 1994, the Company's Board of Directors ratified and approved the establishment of an employee stock option plan (the "1994 Plan") under which options to purchase up to 400,000 shares of the Company's common stock may be granted to employees, officers and directors. Each option granted under the 1994 Plan must be exercised within a fixed period which may not exceed 10 years and may not be for a price which is less than the fair market value on the date of grant. Options granted vest over four years and, at December 31, 2000, the weighted average remaining contractual life of the outstanding options was four years.

     The following summarizes the activity of the 1994 stock option plan:

                                                     YEARS ENDED DECEMBER 31,
                                           --------------------------------------------
                                               2000            1999            1998
                                           ------------    ------------    ------------
Options:
  Outstanding at beginning of year.......       280,500         278,000         151,950
  Granted................................            --          20,000         217,500
  Exercised..............................            --              --              --
  Canceled...............................        55,000          17,500          91,450
                                           ------------    ------------    ------------
  Outstanding at end of year.............       225,000         280,500         278,000
                                           ============    ============    ============
Option Price Per Share Ranges:
  Outstanding at beginning of year.......  $1.25-$12.25    $1.25-$12.25    $3.25-$14.75
  Granted................................            --           $1.25    $1.88-$ 2.25
  Exercised..............................            --              --              --
  Outstanding at end of year.............         $2.25    $1.25-$12.25    $1.88-$12.25
  Options exercisable at end of year.....        56,250          67,875          78,600
  Exercisable option price ranges........         $2.25    $1.25-$12.25    $1.88-$12.25
  Options available for grant at end of
     year under the 1994 Stock Option
     Plan................................       175,000         119,500         122,000
                                           ============    ============    ============

                                 INTEGRA, INC.

     During 1999, the Company's Board of Directors ratified and approved the establishment of an employee stock option plan (the "1999 Plan") under which options to purchase up to 1,000,000 shares of the Company's common stock may be granted to employees, officers, consultants and directors. The plan was approved by shareholders in the June 2000 shareholders meeting. Each option granted under the 1999 Plan must be exercised within a fixed period which may not exceed 10 years and may not be for a price which is less than the fair market value on the date of grant. Options granted vest over various periods, as determined by the Compensation Committee of the Company's Board of Directors. At December 31, 1999 no options under the 1999 Plan were granted. During 2000 the following plan activity took place:

                                                                2000
                                                              --------
Options:
  Outstanding at beginning of year..........................         0
  Granted...................................................   824,000
  Exercised.................................................        --
  Canceled..................................................    25,000
                                                              --------
  Outstanding at end of year................................   794,000
                                                              ========
Option Price Per Share Ranges:
  Outstanding at beginning of year..........................        --
  Granted...................................................  $   .625
  Exercised.................................................        --
  Outstanding at end of year................................  $   .625
  Options exercisable at end of year........................   323,500
  Exercisable option price ranges...........................  $   .625
  Options available for grant at end of year under the 1999
     Stock Option Plan......................................   206,000
                                                              ========

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

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
Increase (decrease) to:
  Net income (loss).........................................  $(120)    $ (46)    $  59
  Net income (loss) per share...............................  $(.01)    $(.00)    $(.01)
Assumptions:
  Expected life (years).....................................    4.0       4.0       4.0
  Risk-free interest rate...................................    6.1%      5.1%      4.7%
  Volatility................................................   69.1%     58.2%     34.0%
  Dividend yield............................................    N/A       N/A       N/A

     The weighted average fair value of the stock options, calculated using the Black-Scholes option pricing model, granted in 2000, 1999, and 1998 were $0.36, $0.62, and $0.75 respectively.

                                 INTEGRA, INC.

  Retirement Plan

     The Company has a defined contribution 401(k) plan covering substantially all of its employees. In general, eligible employees may contribute up to 15% of their compensation to this plan. During 2000 and 1999, employee contributions were matched at the rate of 30% of the first 6% of employee contributions. During 1998 employee contributions were matched at 15%. Company matching contributions were $44, $46, and $96 for 2000, 1999, and 1998 respectively.

NOTE 19 -- RELATED PARTY TRANSACTIONS

     A significant stockholder and member of the Board of Directors of the Company committed to advance up to $2,000 through March 1, 2001 to fund working capital deficits of the Company. The Company issued warrants to purchase 100,000 shares of the Company's common stock in exchange for the commitment. The warrants have a ten year term and are exercisable at an average price per share of $.656, which was the fair market value of the stock on the date the warrants were granted.

     During the fourth Quarter of 2000, the significant stockholder advanced $300 which was repaid prior to December 31, 2000. Interest of $4 was paid with respect to this advance.

     In order to meet potential cash flow demands through December 31, 2001, the Company, in March 2001, obtained a commitment from this same stockholder to advance up to $1,000 through March 2002.

     Commencing July 1993 through 1999, the Company leased space from an affiliated entity. The rent under this lease was equal to the amount paid by the affiliated party under the leasehold agreement and was $121 and $128 for 1999 and 1998 respectively. In addition, the Company provided services under an Employee Assistance Plan to an affiliated entity. The revenues from this contract were $301 and $560 in 1999 and 1998, respectively.

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

     The Investment Partnership attempted to exercise these warrants in December 1999 and such exercise was rejected by the Company. The Company is continuing to evaluate this matter with the assistance of outside legal counsel.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Integra, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14(a)(1) on page 67 present fairly, in all material respects, the financial position of Integra, Inc. and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Philadelphia, PA
March 30, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding the Company's executive officers is contained in Part I under "Item 1. Business -- Executive Officers of the Company." Information regarding directors will be contained in the Company's definitive Proxy Statement (the "Proxy Statement") for its 2001 Annual Meeting of Stockholders under the caption "Election of Directors" and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the caption "Compliance with
Section 16(a) of the Exchange Act" in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

     For the information concerning this Item, see the tables and text under the captions "Matters Concerning Directors" and "Executive Compensation" to be contained in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     For the information concerning this Item, see the table and text under the caption "Security Ownership of Certain Beneficial Owners and Management" to be contained in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     For the information concerning this Item, see the text under the caption "Certain Transactions" to be contained in the Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this Report:

        1. Financial Statements

                        DESCRIPTION                           PAGE
                        -----------                           ----
Consolidated Balance Sheets as of December 31, 2000 and
  December 31, 1999.........................................   25
Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999 and 1998..........................   26
Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended December 31, 2000, 1999, and 1998.....   27
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................   28
Notes to Consolidated Financial Statements..................   29
Report of Independent Accountants...........................   45

        2. Financial Statement Schedule

                                                              PAGE
                                                              ----
Schedule II Valuation and Qualifying Accounts...............   50

     (b) Current Reports on Form 8-K:

        None.

     (c) The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

  2(a)    Agreement of Purchase and Sale ("PsychPartners Purchase
          Agreement") dated as of December 26, 1997 by and among
          PsychPartners, L.L.C., PsychPartners, Inc., PsychPartners
          MidAtlantic, Inc., the Company and certain subsidiaries of the Company (incorporated by reference to the Company's
          Current Report on Form 8-K dated December 26, 1997).
  2(b)    Extension Letter with respect to PsychPartners Purchase
          Agreement (incorporated by reference to the Company's
          Current Report on Form 8-K dated May 19, 1998).
  2(c)    First Amendment to PsychPartners Purchase Agreement dated
          May 14, 1998 (incorporated by reference to the Company's
          Current Report on Form 8-K dated May 19, 1998).
  2(d)    Second Amendment to PsychPartners Purchase Agreement dated as of May 18, 1998 (incorporated by reference to the
          Company's Current Report on Form 8-K dated May 19, 1998).
  3(a)    Certificate of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3 to the
          Company's Current Report on Form 8-K dated July 17, 1998).
  3(b)    By-Laws of the Company as amended and restated as of October
          2, 1998 (incorporated by reference to Exhibit 3(b) to the
          Company's Annual Report on Form 10-K for the year ended
          December 31, 1998).
  4(a)    Warrant to Purchase 50,000 shares of Integra, Inc. common
          stock issued by the Company to Charles Henri-Weil dated June
          27, 2000.(1)
  4(b)    Warrant to Purchase 50,000 shares of Integra, Inc. common
          stock issued by the Company to Charles Henri-Weil dated June
          30, 2000.(1)
 10(a)    Stock Option Plan (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-1
          (Registration No. 33-78034) filed with the Commission on
          April 22, 1994).(2)
 10(b)    Integra, Inc. 1999 Stock Option Plan (incorporated by
          reference to the Company's Registration Statement on Form
          S-8 (Registration No. 333-46710) filed with the Commission on September 27, 2000).(2)
 10(c)    Separation Agreement dated November 12, 1999 and between the
          Company and Lawrence M. Davies (incorporated by reference to
          Exhibit 10(j) to the Company's Annual Report on Form 10-K
          for the year ended December 31, 1999).(2)
 10(d)    Separation Agreement dated November 12, 1999 and between the
          Company and Mark D. Gibson (incorporated by reference to
          Exhibit 10(k) to the Company's Annual Report on Form 10-K
          for the year ended December 31, 1999).(2)
 10(e)    Employment Agreement dated November 17, 1999 and between the
          Company and Eric E. Anderson, Ph.D. (incorporated by
          reference to Exhibit 10(l) to the Company's Annual Report on
          Form 10-K for the year ended December 31, 1999).(2)
 10(f)    Loan Commitment dated March 23, 2000 and between the Company and Charles Henri-Weil (incorporated by reference to Exhibit
          10(m) to the Company's Annual Report on Form 10-K for the
          year ended December 31, 1999).
 10(g)    Loan Commitment dated March 26, 2001 between the Company and
          Charles Henri-Weil.(1)
   21     Subsidiaries of the Company.(1)
   23     Consent of Independent Accountants.(1)

---------------
(1) Filed herewith.

(2) Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit.

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

Dated: March 30, 2001                     INTEGRA, INC.

                                          By: /s/ JACK N. BROWN
                                            ------------------------------------
                                            Jack N. Brown
                                            Chief Financial Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2001                                    /s/ ERIC E. ANDERSON, PH.D.
                                                         --------------------------------------------------------
                                                         Eric E. Anderson, Ph.D.
                                                         Chief Executive Officer and Director
                                                         Principal Executive Officer

Dated: March 30, 2001                                    /s/ SHAWKAT RASLAN
                                                         --------------------------------------------------------
                                                         Shawkat Raslan
                                                         Chairman of the Board and Director

Dated: March 30, 2001                                    /s/ ELLIOT SAINER
                                                         --------------------------------------------------------
                                                         Elliot Sainer
                                                         Director

Dates: March 30, 2001                                    /s/ CHARLES HENRI WEIL
                                                         --------------------------------------------------------
                                                         Charles Henri Weil
                                                         Director

Dated: March 30, 2001                                    /s/ JACK N. BROWN
                                                         --------------------------------------------------------
                                                         Jack N. Brown
                                                         Chief Financial Officer
                                                         Principal Financial and Accounting Officer

ACCOUNTANTS REPORT ON SCHEDULES

     None.

                                                                     SCHEDULE II

                                 INTEGRA, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                     BALANCE AT   ADDITIONS                    BALANCE AT
                                                     BEGINNING    CHARGED TO                      END
DESCRIPTION                                          OF PERIOD     EXPENSES    DEDUCTIONS(A)   OF PERIOD
-----------                                          ----------   ----------   -------------   ----------
                                                                    (DOLLARS IN THOUSANDS)
Year ended December 31, 2000:
  Allowance for doubtful accounts..................   $    71      $   176        $             $   247
  Deferred tax asset valuation allowance...........    16,826       (1,163)                      15,663
Year ended December 31, 1999:
  Allowance for doubtful accounts..................        73           --            --             73
  Deferred tax asset valuation allowance...........    17,098         (272)           --         16,826
Year ended December 31, 1998:
  Allowance for doubtful accounts..................     7,348        1,221         8,496             73
  Deferred tax asset valuation allowance...........    16,349          749            --         17,098

---------------
(A) Write off of accounts deemed uncollectible including balances sold.

                                 EXHIBIT INDEX

EXHIBIT
  NO.                            NAME OF DOCUMENT
-------                          ----------------
  10(g)    Loan Commitment dated March 26, 2001 between the Company and
           Charles Henri-Weil.(1)
  21       Subsidiaries of the Company.(1)
  23       Consent of Independent Accountants.(1)

---------------
(1) Filed herewith.