Form 10-Q
period 2001-03-31
INTEGRA INC
filed 2001-05-14
CIK 915859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM                       TO
                               ---------------------    -----------------------

                        COMMISSION FILE NUMBER   1-13177
                                               -----------

                                  INTEGRA, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    13-3605119
  --------------------------------        ------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)


  1060 First Avenue - Suite 410
  King of Prussia, PA                                              19406
  -----------------------------------------                     ----------
  (Address of principal executive offices)                      (Zip Code)


                                 --------------

Registrant's telephone number, including area codes: (610) 992-2600)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1634 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

As of May 15, 2001, Integra, Inc. had 10,138,552 shares of common stock, $0.01 par value, outstanding.

                                  INTEGRA, INC.
                    FORM 10-Q - QUARTER ENDED MARCH 31, 2000

                                      INDEX

FORM 10-Q    FORM 10-Q                                                             FORM 10-Q
 PART NO:     ITEM NO.           DESCRIPTION                                        PAGE NO.
---------    ---------           -----------                                       ---------

I.                               FINANCIAL INFORMATION

                    1.           Financial Statements

                                 -    Condensed Consolidated Statements of               3
                                      Operations for the Three Months
                                      Ended March 31, 2001 and 2000(unaudited)

                                 -    Condensed Consolidated Balance Sheets              4
                                      as of March 31, 2001 (unaudited) and
                                      December 31, 2000

                                 -    Condensed Consolidated Statements of               5
                                      Cash Flows for the Three Months
                                      Ended March 31, 2001 and 2000 (Unaudited)


                                 -    Notes to Condensed Consolidated Financial          6
                                      Statements (unaudited)


                    2.           Management's Discussion and Analysis of                 9
                                 Financial Condition and Results of Operations

II.                              OTHER INFORMATION

                    1.           Legal Proceedings                                      13
                    6.           Exhibits and Reports on Form 8-K                       14

             Signatures                                                                 15

                                  INTEGRA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                         Three Months Ended
                                                              March 31,
                                                     ---------------------------
                                                        2001            2000
Service revenues                                     $     6,475     $     6,480

Service Costs                                              4,252           4,572
                                                     -----------     -----------

Gross profit                                               2,223           1,908

Selling and administrative expenses                        2,240           2,145
Restructuring and other charges                             (129)            -0-
Amortization of intangible assets and excess cost
  over fair value of net assets acquired                     126             123
                                                     -----------     -----------

Loss from operations                                         (14)           (360)

Interest  (income), net                                      (28)             (7)
                                                     -----------     -----------

Income (loss) before income taxes                             14            (353)

Provision for income taxes                                   -0-             -0-
                                                     -----------     -----------

Net income (loss)                                    $        14     $      (353)
                                                     ===========     ===========

  Basic net income (loss) per common share           $      0.00     $     (0.03)
                                                     ===========     ===========
  Diluted net income (loss) per common share         $      0.00     $     (0.03)
                                                     ===========     ===========

Weighted average shares outstanding:
  Basic                                               10,138,552      10,138,552
                                                     -----------     -----------
  Diluted                                             10,706,349      10,552,546
                                                     -----------     -----------


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  INTEGRA, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                             March 31,     December 31,
                           ASSETS                              2001            2000
                                                            (Unaudited)
                                                            -----------    -----------
Current assets:
  Cash and cash equivalents                                  $     39        $    812
  Restricted cash                                               1,000           1,000
  Accounts receivable, net of allowance for doubtful
    accounts of $221 in 2001 and 2000                           1,118             559
  Other accounts receivable                                       518             405
  Other current assets                                            399             346
                                                             --------        --------
       Total current assets                                     3,074           3,122

Property and equipment, net of accumulated depreciation
  of $2,688 in 2001 and $2,453 in 2000                          1,852           1,902
Intangible assets and excess cost over fair value of net
  assets acquired, net of accumulated amortization of
  $2,310 in 2001 and $2,184 in 2000                             9,543           9,669
                                                             --------        --------
                                                             $ 14,469        $ 14,693
                                                             ========        ========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                           $  1,015        $  1,054
  Reserve for unpaid claims                                     3,317           3,321
  Bank line of credit                                             100             -0-
  Accrued expenses and other current liabilities                3,438           3,733
                                                             --------        --------
     Total current liabilities                                  7,870           8,108

  Deferred income tax liability                                   160             160
                                                             --------        --------
     Total liabilities                                          8,030           8,268
                                                             --------        --------

Stockholders' equity:
  Common stock, $.01 par value, 20,000,000 shares
    authorized; issued and outstanding 10,138,552                 101             101
  Capital in excess of par value                               87,513          87,513
  Accumulated deficit                                         (81,175)        (81,189)
                                                             --------        --------
          Total stockholders' equity                            6,439           6,425
                                                             --------        --------
                                                             $ 14,469        $ 14,693
                                                             ========        ========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  INTEGRA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                              2001        2000
                                                             ------      -----
Cash flows from operating activities:
  Net income (loss)                                          $   14      $(353)
  Adjustments to reconcile net income (loss) to net cash
    used in operations:
  Depreciation and amortization                                 361        357
  Non-cash portion of restructuring and other charges          (129)       -0-
  Changes in assets and liabilities, net of effects of
    businesses acquired:
    (Increase) decrease in accounts receivable                 (672)       445
    (Increase) decrease in other current assets                 (53)        50
    (Decrease) in accounts payable                              (39)      (106)
    Increase (decrease) in accrued expenses and other
      current liabilities                                      (170)      (498)
                                                             ------      -----

         Net cash used in operating activities                 (688)      (105)
                                                             ------      -----

Cash flows from investing activities:
  Additional payments for businesses acquired in prior
    years                                                       -0-         (5)
  Purchases of property and equipment                          (185)      (219)
                                                             ------      -----

         Net cash used in investing activities                 (185)      (224)
                                                             ------      -----

Cash flows from financing activities:
  Proceeds from Bank line of credit                             100        -0-
                                                             ------      -----

Net decrease in cash and cash equivalents                      (773)      (329)
Cash and cash equivalents at beginning of period                812        706
                                                             ------      -----
Cash and cash equivalents at end of period                   $   39      $ 377
                                                             ======      =====


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  INTEGRA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2000 included in its Form 10-K filed with the Securities and Exchange Commission on March 30, 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of Company management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments, consisting only of normal recurring adjustments, necessary to present a fair statement of the results for such interim periods.

         Certain prior period amounts have been reclassified to conform to the current period presentation.

         Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

NOTE 2 - RESERVE FOR UNPAID CLAIMS

         This liability primarily relates to amounts owed for healthcare services authorized and incurred and not yet paid by the Company's managed behavioral healthcare business. Medical claims payable are estimated based upon authorized healthcare services, past claim payment experience for member groups, patient census data and other factors. Effective January 1, 1999, the Company implemented coverage on a capitated contract in New York State which currently covers over 440,000 members and is the Company's largest contract.

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

NOTE 3 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                               March 31,   December 31,
                                                 2001          2000
                                               --------    -----------
Salaries and vacation                           $  215        $  389
Restructuring costs                              1,216         1,558
Long-term care restructuring and provider
  billing reserves                               1,316         1,339

Other                                              691           447
                                                ------        ------
                                                $3,438        $3,733
                                                ======        ======

NOTE 4 - RESTRUCTURING AND OTHER CHARGES

         In December 1997, the Company entered into an agreement with PsychPartners of Alabama and PsychPartners, LLC (collectively "PsychPartners") whereby it sold substantially all of the assets and the business of the Company's outpatient behavioral health provider business.

         In January 2000, PsychPartners filed for protection under Chapter 11 of the Federal Bankruptcy Laws. Based on discussions with PsychPartners personnel, as well as developments in the bankruptcy court, the Company understands that PsychPartners intends to discontinue all future operations and liquidate all existing assets to satisfy outstanding obligations. Under the terms of the Purchase Agreement, PsychPartners assumed responsibility for all facility leases associated with the outpatient practices sold. While the Company obtained assignment letters for many of these leases, due to the nature of both real estate and bankruptcy laws, it is possible that the Company will be responsible for a portion of these remaining lease obligations. The Company has engaged special counsel and is evaluating its exposure in this matter on an ongoing basis. The Company initially estimated that there were approximately 35 open leases with approximately $2,500 in remaining payments under the lease terms, not including certain fees and expenses for which the Company may be responsible. In 1999, a $1,700 restructuring charge was recorded related to the PsychPartners bankruptcy filing. The Company intends to aggressively pursue resolution of this matter in terms most favorable to the Company. During the first quarter of 2001 the Company paid $66 relating to legal costs and lease obligations in connection with this matter. In addition, the Company reversed $129 of its PsychPartners restructuring accrual, as it continued to review its exposure with respect to the remaining leases currently in effect. As such, the Statement of Operations for the three months ended March 31, 2001 reflects $129 of restructuring income.

         In addition to the above lease exposure, PsychPartners defaulted on certain deferred contingent purchase price obligations that were part of the original acquisition agreements for practices previously purchased by the Company. PsychPartners assumed these liabilities under the terms of the Purchase Agreement. The Company believes it has no remaining responsibility for these obligations, however, the individuals associated with these practices may choose to assert a claim against the Company. The Company has not established a reserve for these amounts that it estimated may aggregate to $1,000. The Company intends to vigorously contest any claims related to this matter.

         In prior years, the Company established reserves in connection with its restructurings and the exit of long-term care and outpatient operations. The Company believes the remaining reserves for these matters are adequate at March 31, 2001. However, as the Company continues to pursue resolution of open matters, actual results could differ from such estimates. During the first quarter of 2001 the Company paid $23 relating to these matters, including legal costs.

NOTE 5 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was the same as net income (loss) for the three months ended March 31, 2001 and 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

OVERVIEW

         Integra, Inc. (the "Company") provides employee assistance programs
(EAP) and managed behavioral healthcare services through full and shared risk arrangements with employers, health plans and managed care organizations to perform behavioral health services on a capitated per employee or per member per month basis. In addition, the Company provides an array of managed behavioral health services including employee assistance programs, third party clinical case management and claims administration and selected consulting services. The Company's contract service areas are principally concentrated in Connecticut, Delaware, Maryland, New Jersey, New York, Pennsylvania, Rhode Island, Virginia and Tennessee.

RESULTS OF OPERATIONS

SERVICE REVENUE

         Service revenue pertains to the Company's managed behavioral healthcare business that maintains a portfolio of agreements with managed care organizations and corporations to provide inpatient and outpatient behavioral health services. Revenues are primarily generated by capitated managed behavioral healthcare and employee assistance programs. The fees are defined by contract and are primarily calculated on a fixed per employee or per member per month fee. Revenues under these contracts are recorded in the month for which the member or employee is entitled to services. Generally, the term of these contracts is between one and three years and the contracts are subject to various cancellation provisions that are typical to industry practice.

         Service revenue for the three-month period ended March 31, 2001 decreased from the corresponding period of the prior year from $6,480 to $6,475. Although essentially unchanged, the Company did experience growth in its health plan business that was offset by a net decrease in employees covered through EAP contracts.

SERVICE COSTS

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

         Under capitated contracts, the Company is responsible for ensuring appropriate access to care and bears the risk for utilization levels and pricing of the cost of services performed under these contracts. The Company believes the future revenues under these contracts will exceed the costs of services it will be required to provide under the terms of the contracts. An underestimation in the utilization or price of services for these contracts could result in material losses to the Company. Historically, the company has managed these capitated contracts profitably. The Company maintains no re-insurance against the risk of loss under these contracts.

         Service costs decreased for the three-month period ended March 31, 2001 to $4,252 from $4,572 in the corresponding period in the prior year. This decrease is primarily a result of a reduced utilization of services by its health plan members

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses are primarily comprised of corporate office, sales and administration expenses. Selling and administrative expenses increased to $2,240 for the three months ended March 31, 2001 from $2,145 for the same period in 2000. The increase is primarily a result of increased investment in information systems and sales personnel.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations was $688 for the three months ended March 31, 2001 compared to net cash used in operations of $105 for the same period in the prior year. Unrestricted cash and cash equivalents decreased to $39 at March 31, 2001 from $812 at December 31, 2000. At March 31, 2001, the Company also had $1,000 in cash which is designated as a restricted reserve for medical claims payable under the contract with HealthNow New York.

         At March 31, 2001 the Company had a working capital deficit of $4,796. The deficit is primarily attributable to accrued liabilities of $3,438 of which $2,532 pertain to the exit of the outpatient provider behavioral group practice business and reserves established for long-term care and other provider billing matters. Although these amounts are classified as current due to their nature, the Company does not expect that all of these amounts will require payment in the next year. The remainder of the Company's accrued liabilities is operating in nature.

         In December 2000, the Company entered into a credit facility with Progress Bank that allows for up to $500 (will increase to $650 effective May 31, 2001) in borrowings subject to a formula based on eligible accounts receivable. $100 was outstanding under the credit facility as of March 31, 2001.

         The Company believes that the cash flow generated by the Company's operations together with its existing cash and credit available from its Bank as well as credit available from a significant shareholder in the amount of $1,000 will be sufficient to meet the Company's cash requirements in 2001.

         The Company's current and working capital ratios are set forth below for the dates indicated:

                                      March 31, 2001      December 31, 2000
                                      --------------      -----------------
         Current Ratio                      .39:1                 .38:1
         Working Capital Deficit          $(4,796)              $(4,986)

INFLATION

         A significant portion of the Company's operating expenses has been subject to inflationary increases, including clinical and administrative salaries and rent expense. The Company has historically sought to offset inflationary increases through price increases. Further, the Company believes it has somewhat mitigated the effect of inflation by expanding services and increasing operating efficiencies especially through the use of automation and technology. There can be no assurance that the Company will be able to offset future inflationary increases in expenses, if any, which would result in a dilutive impact on the Company's future earnings.

SIGNIFICANT CONTRACTS

         Effective January 1, 1999, the Company implemented coverage of a behavioral health carve-out contract with a health plan which currently covers over 440,000. The Company expects that this contract will generate over $14,000 in annual revenues and it is currently the Company's largest contract (approximately 56% of revenue for the first quarter of 2001). Profitability under this capitated contract will depend upon the Company's ability to manage the utilization of services within the premiums received. An underestimation in the expected utilization of services for this contract could result in a material loss to the Company. In 2000, this contract performed according to plan. Management expects performance under the contract in 2001 to be profitable. This contract represented fifty-two percent of the Company's 2000 revenues and expires on December 31, 2001.

In addition, the Company has been providing managed behavioral healthcare services to another health plan covering approximately 42,000 members since August 1, 1995. This contract expires on July 31, 2001, and the Company is currently pursuing an extension of the agreement.

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

                                  INTEGRA, INC.

                    FORM 10-Q - QUARTER ENDED MARCH 31, 2001

PART II

ITEM 1 - LEGAL PROCEEDINGS

         From time to time, the Company is a party to certain claims, suits and complaints that arise in the ordinary course of business. The following relate to the Company's discontinued operations that were sold and exited in May 1998.

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

         Additionally, during 1998, the Company entered into a Corporate Integrity Agreement (the "Agreement") with the Office of Inspector General of the United States Department of Health and Human Services ("OIG") whereby the Company agreed to undertake certain compliance obligations. The Company, as required under the terms of the Agreement and with the assistance of outside auditors, filed its first annual report with the OIG in December 1999. In April and May 2000 the Company exchanged information with the OIG with respect to its 1999 Filing. The OIG offered several suggestions for improvement of the Company's Corporate Compliance Program that have been effected. In addition, the OIG requested specific procedures be implemented in connection with the Company's second Annual Report that was timely filed in November 2000. As of May 10, 2001, no response has been received from the OIG with respect to this report. The Company believes that no reserve for potential liability was required at March 31, 2001.

         During the first half of 1999, the Company received notification of potential Medicaid program billing issues in Nevada in connection with services performed at the Company's former Nevada outpatient group practice subsidiaries which were sold by the Company at the end of 1997. Upon further review of the Company's former Nevada Medicaid billings, the Company determined that certain Nevada Medicaid billings of these former outpatient practices were not in accordance with Medicaid program regulations. In accordance with the Company's full disclosure policy, the Company disclosed this matter to the Nevada Medicaid program. In December 1999, the Company reached a settlement agreement with the State of Nevada which resolved all claims against the Company relating to this matter. Terms of the settlement include a total payment of $455 plus interest at a simple rate of 7%. During the first quarter, the Company satisfied its remaining obligation under this agreement with payment of $117.

         In January 2000, PsychPartners filed for protection under Chapter 11 of the Federal Bankruptcy Laws. (See Note 4 "Restructuring and Other Charges," to the Consolidated Financial Statements, for further disclosure of the PsychPartners Chapter 11 bankruptcy filing).

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         a) There are no exhibits required to be filed as part of this Quarterly Report on Form 10-Q.

         b) Current Reports on Form 8-K: None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1634, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                                      INTEGRA, INC.
                                                      -------------
                                                      (Registrant)



May 15, 2001                                          /s/ Jack N. Brown
------------                                       -----------------------
   (Date)                                               Jack N. Brown
                                                   Chief Financial Officer
                                                    (Principal Financial
                                                   and accounting officer)