Form 10-Q
period 2001-06-30
INTEGRA INC
filed 2001-08-14
CIK 915859

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                               -------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                        TO
                               ----------------------    -----------------------

                         COMMISSION FILE NUMBER 1-13177
                                                -------

                                  INTEGRA, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                                               13-3605119
        -----------------------                                  -------------------------------------------
        (State or other jurisdiction of                          (I.R.S. Employer Identification No.)
        incorporation or organization)


        1060 First Avenue - Suite 410
        King of Prussia, PA                                             19406
        -----------------------------------------                       ----------
        (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (610) 992-7000
                                                   --------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X      No
                                             ----      ----

As of August 14, 2001, Integra, Inc. had 11,138,552 shares of common stock, $0.01 par value, outstanding.

                                  INTEGRA, INC.
                     FORM 10-Q - QUARTER ENDED JUNE 30, 2001
                                      INDEX

FORM 10-Q             FORM 10-Q                                                                   FORM 10-Q
  PART NO:             ITEM NO.             DESCRIPTION                                           PAGE NO.
----------            ----------            -----------                                           ----------

        I.                                  FINANCIAL INFORMATION

                             1.             Financial Statements

                                            -      Condensed Consolidated Statements of
                                                   Operations for the Three Months
                                                   Ended June 30, 2001 and 2000 (unaudited)          3

                                            -      Condensed Consolidated Statements of
                                                   Operations for the Six Months Ended
                                                   June 30, 2001 and 2000 (unaudited)                4

                                            -      Condensed Consolidated Balance Sheets
                                                   as of June 30, 2001 (unaudited) and
                                                   December 31, 2000                                 5

                                            -      Condensed Consolidated Statements of
                                                   Cash Flows for the Six Months
                                                   Ended June 30, 2001 and 2000 (unaudited)          6

                                            -      Notes to Condensed Consolidated
                                                   Financial Statements (unaudited)                  7

                             2.     Management's Discussion and Analysis of
                                    Financial Condition and Results of Operations                    10

        II.                         OTHER INFORMATION

                             1.     Legal Proceedings                                                14
                             4.     Submission of Matters to a Vote of Security Holders              15
                             6.     Exhibits and Reports on Form 8-K                                 16

                      Signatures                                                                     17

                                  INTEGRA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                 Three Months Ended
                                                                      June 30,
                                                       ---------------------------------------
                                                           2001                    2000
                                                       -------------          ----------------

Service revenues                                       $     6,396             $    6,747


Service costs                                                4,308                  4,422
                                                       -------------          ----------------


Gross profit                                                 2,088                  2,325
Selling and administrative expenses                          2,457                  2,099
Restructuring and other charges                                 -0-                    -0-
Amortization of intangible assets and excess cost
  over fair value of net assets acquired                       127                    123
                                                       -------------          ----------------


(Loss) income from operations                                 (496)                   103

Interest income, net                                            (8)                   (41)
                                                       -------------          ----------------

(Loss) income before income taxes                             (488)                   144

Provision for income taxes                                     -0-                     -0-
                                                       -------------          ----------------

Net (loss) income                                      $      (488)           $       144
                                                       =============          ================

  Basic net (loss) income per common share             $     (0.05)           $      0.01
                                                       =============          ================
  Diluted net (loss) income per common share           $     (0.05)           $      0.01
                                                       =============          ================

Weighted average shares outstanding:
  Basic                                                 10,138,552             10,138,552
                                                       =============          ================
  Diluted                                               10,555,420             10,563,227
                                                       =============          ================

See notes to condensed consolidated financial statements.

                                  INTEGRA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                  Six Months Ended
                                                                      June 30,
                                                       ---------------------------------------
                                                           2001                    2000
                                                       -------------          ----------------
Service revenues                                        $   12,871             $   13,227


Service costs                                                8,560                  8,630
                                                       -------------          ----------------


Gross profit                                                 4,311                  4,597
Selling and administrative expenses                          4,697                  4,608

Restructuring and other charges                               (129)                    -0-
Amortization of intangible assets and excess cost
  over fair value of net assets acquired                       253                    246
                                                       -------------          ----------------


Loss from operations                                          (510)                  (257)

Interest income, net                                           (36)                   (48)
                                                       -------------          ----------------

Loss before income taxes                                      (474)                  (209)

Provision for income taxes                                     -0-                    -0-
                                                       -------------          ----------------

Net loss                                               $      (474)           $      (209)
                                                       =============          ================

  Basic net loss per common share                      $     (0.05)           $     (0.02)
                                                       =============          ================
  Diluted net loss per common share                    $     (0.05)           $     (0.02)
                                                       =============          ================

Weighted average shares outstanding:
  Basic                                                 10,138,552             10,138,552
                                                       =============          ================
  Diluted                                               10,569,179             10,572,225
                                                       =============          ================

See notes to condensed consolidated financial statements.

                                  INTEGRA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                   June 30,             December 31,
                                                                     2001                   2000
                          ASSETS                                 (Unaudited)
                                                             ---------------------   --------------------
Current assets:
    Cash and cash equivalents                                    $       157            $        812
    Restricted cash                                                      500                   1,000
    Accounts receivable, net of allowance for doubtful
      accounts of $190 in 2001 and $221 in 2000                          940                     559
    Other accounts receivable, net                                       430                     405
    Other current assets                                                 535                     346
                                                             ---------------------   --------------------
                                                                       2,562                   3,122
        Total current assets

Property and equipment, net of accumulated depreciation of
  $2,924 in 2001 and $2,453 in 2000                                    1,805                   1,902
Intangible assets and excess cost over fair value of net
  assets acquired, net of accumulated amortization of
  $2,437 in 2001 and $2,184 in 2000                                    9,416                   9,669

                                                             ---------------------   --------------------
                                                                $     13,783            $     14,693
                                                             =====================   ====================
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                            $      1,383            $      1,054
    Reserve for unpaid claims                                          1,866                   3,321
    Bank line of credit                                                1,250                     -0-
    Accrued expenses and other current liabilities                     3,173                   3,733
                                                             ---------------------   --------------------
        Total current liabilities                                      7,672                   8,108

    Deferred income tax liability                                        160                     160
                                                             ---------------------   --------------------
        Total liabilities                                              7,832                   8,268
                                                             ---------------------   --------------------

Stockholders' equity:
    Common stock, $.01 par value, 20,000,000 shares
    authorized; issued and outstanding 10,138,552                        101                     101
    Capital in excess of par value                                    87,513                  87,513
    Accumulated deficit                                              (81,663)                (81,189)
                                                             ---------------------   --------------------
        Total stockholders' equity                                     5,951                   6,425
                                                             ---------------------   --------------------
                                                                $     13,783            $     14,693
                                                             =====================   ====================


See notes to condensed consolidated financial statements.

                                  INTEGRA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                          Six Months Ended
                                                                              June 30,
                                                           ------------------------------------------------

                                                                    2001                      2000
                                                           -----------------------    ---------------------

Cash flows from operating activities:
  Net loss                                                       $    (474)                 $   (209)
  Adjustments to reconcile net loss to net cash
    used in operations:
  Depreciation and amortization                                        724                       713
  Issue of warrant for financing guarantee                               0                         1
Non-cash portion of restructuring and other charges                   (129)                        0
Changes in assets and liabilities, net of effects of
  businesses acquired:
    (Increase) decrease in accounts receivable                        (406)                      415
    Decrease in restricted cash                                        500                         0
    (Increase) decrease in other current assets                       (189)                      272
    Increase in accounts payable                                       329                       164
    Decrease in reserve for unpaid claims                           (1,455)                     (316)
    Decrease in accrued expenses and other
      current liabilities                                             (431)                     (958)
    Decrease in other assets and other liabilities, net                  0                         3
                                                           -----------------------    ---------------------

   Net cash provided by operating activities                        (1,531)                       85

Cash flows from investing activities:
   Additional payments for businesses acquired in prior
     years                                                               0                        (4)
   Purchases of property and equipment                                (374)                     (576)
                                                           -----------------------    ---------------------

       Net cash used in investing activities                          (374)                     (580)

Cash flows from financing activities:
   Borrowing on bank lines                                           1,250                         0
                                                           -----------------------    ---------------------

   Net cash provided by financing activities                         1,250                         0
                                                           -----------------------    ---------------------

Net decrease in cash and cash equivalents                             (655)                     (495)
Cash and cash equivalents at beginning of period                       812                       706
                                                           -----------------------    ---------------------
Cash and cash equivalents at end of period                       $     157                  $    211
                                                           =======================    =====================

See notes to condensed consolidated financial statements.

                                  INTEGRA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)


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

        Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

NOTE 2 - RESERVE FOR UNPAID CLAIMS

        This liability primarily relates to amounts owed for healthcare services authorized and incurred and not yet paid by the Company's managed behavioral healthcare business. Medical claims payable are estimated based upon authorized healthcare services, past claim payment experience for member groups, patient census data and other factors. Effective January 1, 1999, the Company implemented coverage on a capitated contract in New York State which covers over 440,000 members and is currently the Company's largest contract.

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

NOTE 3 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                                        June 30,         December 31,
                                                                          2001                2000
                                                                     -------------      ---------------
  Salaries and vacation                                                $    358             $    389
  Restructuring costs                                                     1,115                1,558
  Long-term care restructuring and provider billing reserves              1,288                1,339
  Other                                                                     412                  447
                                                                     -------------      ---------------

                                                                        $ 3,173              $ 3,733
                                                                     =============      ===============

NOTE 4 - RESTRUCTURING AND OTHER CHARGES

        In December 1997, the Company entered into an agreement with PsychPartners of Alabama and PsychPartners, LLC (collectively "PsychPartners) whereby it sold substantially all of the assets and business of the Company's outpatient behavioral health provider business.

        In January 2000, PsychPartners filed for protection under Chapter 11 of the federal Bankruptcy Law. Based on discussions with PsychPartners personnel, as well as developments in the bankruptcy court, the Company understands that PsychPartners intends to discontinue all future operations and liquidate all existing assets to satisfy outstanding obligations. Under the terms of the Purchase Agreement, PsychPartners assumed responsibility for all facility leases associated with the outpatient practices sold. While the Company obtained assignment letters for many of these leases, due to the nature of both real estate and bankruptcy law, it is possible that the Company will be responsible for a portion of these remaining lease obligations. The Company has engaged special counsel and is evaluating its exposure in this matter on an ongoing basis. The Company initially estimated that there were approximately 35 open leases with approximately $2,500 in remaining payments under the lease terms, not including certain fees and expenses for which the Company may be responsible. In 1999, a $1,700 restructuring charge was recorded related to the PsychPartners bankruptcy filing. The Company intends to aggressively pursue resolution of this matter in terms most favorable to the Company. The Company reversed $129 of its PsychPartners restructuring accrual during the first quarter as it continued to review its exposure with respect to the remaining leases currently in effect. As such, the Statement of Operations for the six months ended June 30, 2001 reflects $129 of restructuring income.

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

        In prior years, the Company established reserves in connection with its restructurings and the exit of long-term care and outpatient operations. The Company believes the remaining reserves for these matters are adequate at June 30, 2001. However, as the Company continues to pursue resolution of open matters, actual results could differ from such estimates. During the second quarter of 2001, the Company paid $115 relating to this reserve bringing the total to $285 for the year.

NOTE 5 - COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) was the same as net income (loss) for both the three month and six month periods ended June 30, 2001 and 2000 respectively.

NOTE 6 - SUBSEQUENT EVENT

        On July 27, 2001 the Company acquired 100% of the membership units of Global Benefits Solutions LLC ("GBS") from Stuart Piltch in a transaction valued at $4,900. GBS provides actuarial consulting services with respect to the design, funding and administration of compensation, benefit and retirement plans.

        In exchange for the GSB membership units, the Company issued to Mr. Piltch 1,000,000 shares of the Company's common stock and 107,500 shares of the Company's Series SP Preferred Stock. The Series SP Preferred Stock pays dividends on a quarterly basis at a rate of eight percent (8%) per annum and is subject to mandatory redemption at $40 per share on July 27, 2006. Mr. Piltch is now the Company's President and Chief Executive Officer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

CAUTIONARY STATEMENT

Certain statements made in this discussion contain forward-looking statements that are based upon the Company's estimates, assumptions and projections. Those forward-looking statements relate to: the excess of revenues over costs with regard to the Company's capitated contracts, the revenues generated by the Company's largest contract, the factors affecting the profitability of the Company's largest contract, the performance under the Company's largest contract in 2001, the renewal of the Company's largest contract, the Company's handling of its California Medicare matter, the Company's potential liability of its OIG matter, the Company's handling of its PsychPartners issues and the Company's ability to satisfy its cash requirements for 2001. Major factors which could cause results to differ materially from those expected by management include the renewal of the Company's largest contract, the Company's ability to integrate GBS, the timing and nature of reimbursement changes, the nature of changes in laws and regulations that govern various aspects of the Company's business, the adoption of new criteria to determine medical necessity for behavioral health services, the outcome of post-payment reviews of the Company's billings to Medicare patients in long-term care facilities, pricing of managed care and other third party contracts, the utilization and cost of services under the Company's capitated contracts, the direction and success of competitors, the ability of the Company to retain key management personnel and unanticipated market changes.

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

RESULTS OF OPERATIONS

SERVICE REVENUE
        Service revenue pertains to the Company's managed behavioral healthcare business which maintains a portfolio of agreements with managed care organizations and corporations to provide inpatient and outpatient behavioral health services. Revenues are primarily generated by capitated managed behavioral healthcare and employee assistance programs. The fees are defined by contract and are primarily calculated on a fixed per member per month fee. Revenues under these contracts are recorded in the month for which the member is entitled to services. Generally, the term of these contracts is between one and three years and the contracts are subject to various cancellation provisions typical to industry practice.

        Service revenue for the three and six month periods ended June 30, 2001 decreased from the corresponding periods of the prior year by $351 and $356 respectively, primarily as a result of a reduction in employee assistance program revenue, due to the loss of several customers.

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

        Service costs decreased to $4,308 for the three months ended June 30, 2001 from $4,422 for the same period in 2000. Service costs for the six-month period ended June 30, 2001 decreased to $8,560 from $8,630 for the same period in 2000. Although service costs decreased in absolute dollars, service costs increased slightly as a percentage of service revenue. This increase is primarily the result of increased utilization of services by the population of contract members.

SELLING AND ADMINISTRATIVE EXPENSES

        Selling and administrative expenses are primarily comprised of corporate office, sales and administration expenses. Selling and administrative expenses increased to $2,457 for the three months ended June 30, 2001 from $2,099 for the same period in 2000. Selling and administrative expenses for the six-month period ended June 30, 2001 increased to $4,697 from $4,608 for the same period in 2000. These increases are substantially due to an accrual in June 2001 in connection with the resignation of the Company's Chief Executive Officer.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operations was $1,531 for the six months ended June 30, 2001, compared to net cash provided by operations of $85 for the same period in the prior year. Unrestricted cash and cash equivalents decreased to $157 at June 30, 2001 from $812 at December 31, 2000. At June 30, 2001 and 2000, the Company also had $500 and $1,000 in cash respectively, which is contractually restricted as a reserve for medical claims payable.

        At June 30, 2001, the Company had a working capital deficit of $5,110. The deficit is largely attributable to accrued liabilities of $3,173 of which $2,403 pertain to the exit of the outpatient provider behavioral group practice business and reserves established for long-term care and other provider billing matters. Although these amounts are classified as current due to their nature, the Company does not expect that all of these amounts will require payment in the next year. The remainder of the Company's accrued liabilities is operating in nature.

        In May 2001, the Company renewed its credit facility with Progress Bank through May 31, 2002. The facility allows for up to $650 in borrowings subject to a formula based on eligible accounts receivable. Borrowings of $250 were outstanding under the credit facility as of June 30, 2001.

        In June 2001 the Company drew the entire amount available under its $1,000 line of credit previously provided by a significant shareholder to reduce its medical claims payable. The line of credit was converted in July to a line of credit with HSBC Bank, which credit line is guaranteed by the significant shareholder. In exchange for the shareholder's guaranty of the line of credit, the Company issued to that shareholder, subject to shareholder approval, warrants to purchase 75,000 shares of the Company's common stock. If the Company's shareholders do not approve the issuance, the Company will pay to the significant shareholder an amount equal to the value of the warrants. The line of credit, upon which interest is due monthly at the six month LIBOR rate plus 3.5% (7.4% at June 30, 2001), expires on June 2, 2002. Borrowings of $1,000 were outstanding as of June 30, 2001.

        The Company believes that the cash flow generated by the Company's operations together with its existing cash and credit available will be sufficient to meet the Company's cash requirements in 2001. To the extent that this is insufficient, the Company may seek additional financing.

        The Company's current ratio and working capital deficit are set forth below for the dates indicated:

                                                 June 30, 2001           December 31, 2000
                                                 -------------           -----------------

        Current Ratio                                .33:1                         38:1
        Working Capital Deficit                    $(5,110)                     $(4,986)

SIGNIFICANT CONTRACT

        Effective January 1, 1999, the Company implemented coverage of a behavioral health carve-out contract with a health plan which currently covers over 440,000 members. The Company expects that this contract will generate over $14,000 in annual revenues and it is currently the Company's largest contract (it accounted for approximately 57% of the Company's revenues for the first six months of 2001).

        The Company believes that profitability under this capitated contract will greatly depend upon the Company's ability to manage the utilization of services within the premiums received. An underestimation in the expected utilization of services for this contract could result in a material loss to the Company. In 2000 this contract performed according to plan. Management expects performance under the contract in 2001 to be profitable and the contract to be renewed in future years. This contract represented fifty-two percent of the Company's 2000 revenues and expires on December 31, 2001. The Company is currently negotiating the renewal of the agreement.

        In addition, the Company has been providing managed behavioral healthcare services to another health plan covering approximately 44,000 members (approximately 10% of service revenue during the first six months of 2001) since August 1, 1995. This contract, which was due to expire on July 31, 2001, has been extended to December 31, 2001. The health plan has expressed its desire to provide managed behavioral health care services directly to its subscribers. The Company is currently in discussions with this health plan regarding the nature and extent of any services to be provided subsequent to December 31, 2001.

ACQUISITION OF GLOBAL BENEFITS SOLUTIONS LLC

On July 27, 2001 the Company acquired 100% of the membership units of Global Benefits Solutions, LLC ("GBS") in a transaction valued at $4,900. GBS provides actuarial consulting services with respect to the design, funding and administration of compensation, benefit and retirement plans.

The purchase price was satisfied via the issuance of 1,000,000 shares of the Company's common stock and 107,500 shares of the Company's Series SP Preferred Stock. The Preferred Stock pays dividends on a quarterly basis at a rate of eight percent (8%) per annum and is subject to mandatory redemption at $40 per share on July 27, 2006.

INFLATION
        A significant portion of the Company's operating expenses have been subject to inflationary increases, including service costs, clinical and administrative salaries and rent expense. Based upon management's assessment, the Company has historically sought to offset inflationary increases through price increases. Further, the Company believes it has somewhat mitigated the effect of inflation by expanding services and increasing operating efficiencies, especially through the use of automation and technology. There can be no assurance that the Company will be able to offset future inflationary increases in expenses, if any, which, if not offset, would result in a dilutive impact on the Company's future earnings.

                                  INTEGRA, INC.

                     FORM 10-Q - QUARTER ENDED JUNE 30, 2001

PART II

ITEM 1 - LEGAL PROCEEDINGS

        From time to time, the Company is a party to certain claims, suits and complaints which arise in the course of business. The following relate to the company's discontinued operations that were sold and exited in May 1998.

        In March 1998, the Company received notification that the Medicare Intermediary in California ("the Intermediary") had completed a post payment medical review of billings previously submitted by the Company and paid between 1990 and 1994. Based upon the results of its review (which was conducted based upon a review of a sample of cases), the Intermediary requested a refund of approximately $1,200. Services were denied primarily on the basis of medical necessity and incomplete documentation. As of December 31, 1997, the Company had fully reserved for the above amount.

        Administrative hearings were held in April, September and November 2000 before an Administrative Law Judge. At the hearings, the Company objected to the Intermediary's sampling methodology and its adjudication of the individual cases in the sample. In July 2001, the Company was notified that the Administrative Law Judge had upheld the Intermediary's sampling methodology, as well as the majority, but not all, of its determinations denying payment for the individual cases within the sample. The administrative Law Judge remanded the case back to the Intermediary for a recalculation of the overpayment amount projected from the revised statistical sampling results. The Company intends to continue to vigorously defend itself in this matter and will file an appeal of the Administrative Law Judge's decision with the Medicare Appeals Council.

        Additionally, during 1998, the Company entered into a Corporate Integrity Agreement (the "Agreement") with the Office of the Inspector General of the Department of Health and Human Services ("OIG") whereby the Company agreed to undertake certain compliance obligations. The Company, as required under the terms of the Agreement and with the assistance of outside auditors, filed its first annual report with the OIG in December 1999. In April and May 2001 the Company exchanged information with the OIG with respect to its 1999 filing. The OIG offered several suggestions for improvement of the Company's Corporate Compliance Program which have been effected. In addition, the OIG requested specific procedures be implemented in connection with the Company's second annual report that was timely filed in November 2000.

        As of July 31, 2001, no response has been received from the OIG with respect to the report. The Company believes that no reserve for potential liability was required at June 30, 2001.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On June 26, 2001, the Company held its 2001 Annual Meeting of Shareholders. At the Annual Meeting, the following matters were submitted to a vote of the Company's shareholders:

1. The following three individuals, constituting the full Board of Directors of the Company, were nominated and elected to serve as the directors of the Company:

                   Shawkat Raslan            FOR:                 5,745,427
                                             WITHHOLD
                                             AUTHORITY:              23,150


                   Charles-Henri Weil        FOR:                 5,745,427
                                             WITHHOLD
                                             AUTHORITY:              23,150


                   Elliot Sainer             FOR:                 5,745,427
                                             WITHHOLD
                                             AUTHORITY:              23,150

2. The Company proposed that its shareholders adopt a 2001 Employee Stock Purchase Plan (the "Plan"). The holders of 5,665,869 shares of common stock voted in favor of adoption of the Plan, the holders of 98,108 shares of common stock voted against adoption of the Plan and the holders of 4,600 shares of common stock abstained with respect to the adoption of the Plan. Accordingly, the proposal regarding adoption of the Plan was approved.


3. The Company proposed that its shareholders ratify the selection of Ernst & Young LLP to serve as the Company's independent accountants for 2001. The holders of 5,749,477 shares of common stock voted in favor of ratification, the holders of 15,000 shares of common stock voted against the ratification and the holders of 4,100 shares of common stock abstained with respect to the ratification.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        a) There are no exhibits required to be filed as part of this Quarterly Report.

        b)     Current Reports on Form 8-K:

                - Form 8K regarding the change in the Company's certifying accountant, filed April 17, 2001, as amended on April 26, 2001.

                - Form 8-K regarding the resignation of the Company's CEO and director, filed June 22, 2001.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                                      INTEGRA, INC.
                                             --------------------------------
                                                      (registrant)



 August 14, 2001                                 /s/ Jack N. Brown
---------------------                       --------------------------------
      (Date)                                         Jack N. Brown
                                                 Chief Financial Officer