Form 10-Q
period 2001-09-30
INTEGRA INC
filed 2001-11-13
CIK 915859

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of November 12, 2001, Integra, Inc. had 11,238,552 shares of common stock, $0.01 par value, outstanding.

                                  INTEGRA, INC.
                  FORM 10-Q - QUARTER ENDED SEPTEMBER 30, 2001
                                      INDEX

FORM 10-Q       FORM 10-Q                                                                FORM10-Q
  PART NO:       ITEM NO.           DESCRIPTION                                           PAGE NO.
----------      ----------          -----------                                          ----------
     I.                             FINANCIAL INFORMATION

                    1.              Financial Statements

                                    -        Condensed Consolidated Statements
                                             of Operations for the Three Months
                                             Ended September 30, 2001 and 2000
                                             (unaudited)                                     3

                                    -        Condensed Consolidated Statements
                                             of Operations for the Nine Months
                                             Ended September 30, 2001 and 2000
                                             (unaudited)                                     4

                                    -        Condensed Consolidated Balance
                                             Sheets as of September 30, 2001
                                             (unaudited) and December 31, 2000               5

                                    -        Condensed Consolidated Statements
                                             of Cash Flows for the Nine months
                                             Ended September 30, 2001 and 2000
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

                                  INTEGRA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                  Three Months Ended
                                                                     September 30,
                                                             ----------------------------
                                                                   2001            2000
                                                                   ----            ----
Service revenues                                             $      6,639    $      6,747

Service costs                                                       4,770           4,033
                                                             ------------    ------------
Gross profit                                                        1,869           2,714

Selling and administrative expenses                                 2,257           2,296
Amortization of intangible assets and excess cost
over fair value of net assets acquired                                179             121
                                                             ------------    ------------

(Loss) income from operations                                        (567)            297
Interest expense (income), net                                         19             (23)
                                                             ------------    ------------

(Loss) income before income taxes                                    (586)            320

Provision for income taxes                                              0               3
                                                             ------------    ------------

Net (loss) income                                                    (586)            317

Preferred stock dividends                                              57               0
                                                             ------------    ------------

Net (loss) income allocable to common shareholders           $       (643)   $        317
                                                             ------------    ------------

  Basic net (loss) income per common share                   $      (0.06)   $       0.03
                                                             ------------    ------------
  Diluted net (loss) income per common share                 $      (0.06)   $       0.03
                                                             ------------    ------------
Weighted average shares outstanding:
  Basic                                                        10,891,885      10,138,552
                                                             ------------    ------------
  Diluted                                                      10,891,885      10,744,271
                                                             ============    ============


See notes to condensed consolidated financial statements.

                                  INTEGRA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                           Nine Months Ended
                                                             September 30,
                                                     ----------------------------
                                                           2001            2000
                                                           ----            ----
Service revenues                                     $     19,509    $     19,974

Service costs                                              13,329          12,664
                                                     ------------    ------------

Gross profit                                                6,180           7,310

Selling and administrative expenses                         6,954           6,904
Restructuring and other charges                              (129)              0
Amortization of intangible assets and excess cost
over fair value of net assets acquired                        433             367
                                                     ------------    ------------

(Loss) income from operations                              (1,078)             39
Interest income, net                                          (17)            (71)
                                                     ------------    ------------

(Loss) income before income taxes                          (1,061)            110

Provision for income taxes                                      0               2
                                                     ------------    ------------

Net (loss) income                                          (1,061)            108

Preferred stock dividends                                      57               0
                                                     ------------    ------------

Net (loss) income allocable to common shareholders   $     (1,118)   $        108
                                                     ------------    ------------

  Basic net (loss) income per common share           $      (0.10)   $       0.01
                                                     ------------    ------------
  Diluted net (loss) income per common share         $      (0.10)   $       0.01
                                                     ------------    ------------
Weighted average shares outstanding:
  Basic                                                10,389,663      10,138,552
                                                     ------------    ------------
  Diluted                                              10,389,663      10,735,292
                                                     ============    ============


See notes to condensed consolidated financial statements.

                                  INTEGRA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                          September 30,    December 31,
                                 ASSETS                                        2001            2000
                                                                           (Unaudited)
                                                                          -------------    ------------
Current assets:
     Cash and cash equivalents                                               $     74       $    812
     Restricted cash                                                              750          1,000
     Accounts receivable, net of allowance for doubtful
       accounts of $141 in 2001 and $221 in 2000                                1,523            559
     Other accounts receivable, net                                               401            405
     Other current assets                                                         406            346
                                                                             --------       --------
          Total current assets                                                  3,154          3,122

Property and equipment, net of accumulated depreciation of $3,164 in
  2001 and $2,453 in 2000                                                       1,867          1,902
Intangible assets and excess cost over fair value of net assets acquired, net of accumulated amortization of $2,618 in 2001 and
  $2,184 in 2000                                                               14,412          9,669
                                                                             --------       --------
                                                                             $ 19,433       $ 14,693
                                                                             ========       ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                        $  1,498       $  1,054
     Reserve for unpaid claims                                                  2,368          3,321
     Borrowings under lines of credit                                           1,625            -0-
     Accrued expenses and other current liabilities                             3,219          3,733
                                                                             --------       --------
          Total current liabilities                                             8,710          8,108
     Note payable                                                                 295              0
     Deferred income tax liability                                                160            160
                                                                             --------       --------
          Total liabilities                                                     9,165          8,268
                                                                             --------       --------
Mandatory Redeemable Preferred Stock                                            4,300              0

Stockholders' equity:
     Common stock, $.01 par value, 20,000,000 shares authorized; issued and outstanding 11,238,552 at September 30, 2001 and 10,138,552
  at December 31, 2000 Capital in excess of par value                             112            101
  Accumulated deficit                                                          88,164         87,513
                                                                              (82,308)       (81,189)
                                                                             --------       --------
          Total stockholders' equity                                            5,968          6,425
                                                                             --------       --------
                                                                             $ 19,433       $ 14,693
                                                                             ========       ========


See notes to condensed consolidated financial statements.

                                  INTEGRA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                               Nine Months Ended
                                                                 September 30,
                                                              ---------------------
                                                                2001          2000
                                                                ----          ----
Cash flows from operating activities:
  Net (loss) income                                           $(1,061)      $   108
  Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operations:
  Depreciation and amortization                                 1,141           967
  Provision for bad debts                                          81             0
  Issue of warrant for financing guarantee                          0             5
Non-cash portion of restructuring and other charges              (129)            0
Loss on abandonment of equipment                                    0            31
Changes in assets and liabilities, net of effects of
  businesses acquired:
     (Increase) decrease in accounts receivable                  (395)          206
     Decrease in restricted cash                                  250             0
     (Increase) decrease in other current assets                  (76)          314
     Increase in accounts payable                                  80           369
     (Decrease) in reserve for unpaid claims                     (953)         (718)
     (Decrease) in accrued expenses and other
current liabilities                                              (597)       (1,016)
                                                              -------       -------
   Net cash (used in) provided by operating activities         (1,659)          266

Cash flows from investing activities:
   Additional payments for businesses acquired in
   prior years                                                      0          (150)
   Purchases of property and equipment                           (710)         (738)
                                                              -------       -------
         Net cash used in investing activities                   (710)         (888)

Cash flows from financing activities:
   Payment of mandatory preferred stock dividends                 (57)            0
   Proceeds from issuance of common stock                          63             0
   Proceeds from draws on lines of credit                       1,625             0
                                                              -------       -------
   Net cash provided by financing activities                    1,631             0
                                                              -------       -------
Net decrease in cash and cash equivalents                        (738)         (622)
Cash and cash equivalents at beginning of period                  812           706
                                                              -------       -------
Cash and cash equivalents at end of period                    $    74       $    84
                                                              =======       =======

Noncash transactions:
   Mandatorily redeemable preferred stock
      issued for GBS acquisition                                4,300             0
   Common stock issued for GBS acquisition                        600             0


See notes to condensed consolidated financial statements.

                                  INTEGRA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)

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

         The Company acquired all of the outstanding membership units of Global Benefits Solutions, LLC (GBS) on July 27, 2001 in exchange for the issuance of 1,000,000 shares of company common stock and 107,500 shares of company mandatory redeemable preferred stock. The preferred stock is redeemable at $40 per share on July 27, 2006 and requires the quarterly payment of an 8% dividend. The transaction was valued by the parties at $4,900.

         The unaudited condensed consolidated statements of operations for the three-month and nine-month periods include the operating results of Global Benefits Solutions, LLC, from the date of acquisition. The unaudited condensed consolidated balance sheet at September 30, 2001 includes approximately $4,500 of goodwill and $600 of identifiable intangible assets based on the preliminary allocation of the purchase price.

         Certain prior period amounts have been reclassified to conform to the current period presentation.

         Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

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


NOTE 3 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                                        September 30,    December 31,
                                                                             2001           2000
                                                                        ------------     ------------
   Salaries and vacation                                              $      221          $    389
   Restructuring costs                                                       999             1,558
   Long-term care restructuring and provider billing reserves              1,241             1,339
   Other                                                                     758               447
                                                                      ----------          ---------
                                                                      $    3,219          $  3,733
                                                                      ==========          ==========

NOTE 4 - RESTRUCTURING AND OTHER CHARGES

         In December 1997, the Company entered into an agreement with PsychPartners of Alabama and PsychPartners, LLC (collectively "PsychPartners) whereby it sold substantially all of the assets and business of the Company's outpatient behavioral health provider business.

         In January 2000, PsychPartners filed for protection under Chapter 11 of the federal Bankruptcy Law. Based on discussions with PsychPartners personnel, as well as developments in the bankruptcy court, the Company understands that PsychPartners intends to discontinue all future operations and liquidate all existing assets to satisfy outstanding obligations. Under the terms of the Purchase Agreement, PsychPartners assumed responsibility for all facility leases associated with the outpatient practices sold. While the Company obtained assignment letters for many of these leases, due to the nature of both real estate and bankruptcy law, it is possible that the Company will be responsible for a portion of these remaining lease obligations. The Company has engaged special counsel and is evaluating its exposure in this matter on an ongoing basis. The Company initially estimated that there were approximately 35 open leases with approximately $2,500 in remaining payments under the lease terms, not including certain fees and expenses for which the Company may be responsible. In 1999, a $1,700 restructuring charge was recorded related to the PsychPartners bankruptcy filing. The Company intends to aggressively pursue resolution of this matter in terms most favorable to the Company. The Company reversed $129 of its PsychPartners restructuring accrual during the first quarter of 2001 as it continued to review its exposure with respect to the remaining leases currently in effect. As such, the Statement of Operations for the nine months ended September 30, 2001 reflects $129 of restructuring income.

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

         In prior years, the Company established reserves in connection with its restructurings and the exit of long-term care and outpatient operations. The Company believes the remaining reserves for these matters are adequate at September 30, 2001. However, as the Company continues to pursue resolution of open matters, actual results could differ from such estimates. During the third quarter of 2001, the Company paid $163 relating to this reserve bringing the total expended to $448 for the year.

NOTE 5 - NET INCOME (LOSS) PER SHARE

         Net loss per share is computed based on the weighted average number of common shares outstanding for the periods. Common shares issuable upon the exercise of options and warrants and the conversion of convertible securities are not included in the calculation of net loss per share in the periods in 2001 as their effect would be antidilutive.

NOTE 6 - COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) was the same as net income (loss) for both the three-month and nine month periods ended September 30, 2001 and 2000 respectively.


NOTE 7 - PRO-FORMA FINANCIAL RESULTS

         The following financial information illustrates the results of operations as though the company had acquired GBS at the beginning of the nine months ended September 30, 2001 and as of August 1, 2000 (date of GBS' inception) for the nine months ended September 30, 2000.

                                                                             Nine Months Ended
                                                                   September 30,             September 30,
                                                                       2001                       2000
                                                                       ----                       ----
    Revenues                                                          $19,984                   $19,999

    Net (loss) income                                                 $(539)                       $133

    Net (loss) income per diluted share                               $(0.5)                       $.01


NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new pronouncements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

The Company will adopt the new pronouncements effective January 1, 2002, however, the pronouncements are effective for any business combination that is completed after June 30, 2001. The Company has applied the appropriate provisions of these pronouncements to its recent acquisition completed during the quarter ended September 30, 2001.

In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") was issued, Among other things, SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This statement supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", and the provisions of Accounting Principles Board Opinion 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" that relate to reporting the effects of a disposal of a segment of a business. Integra is currently assessing the impact of adopting SFAS No. 144 on its consolidated financial statements. Implementation of this standard is required no later than January 1, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

CAUTIONARY STATEMENT

Certain statements made in this discussion contain forward-looking statements that are based upon the Company's estimates, assumptions and projections. Those forward-looking statements relate to: the Company's responsibility for liabilities assumed by PsychPartners, the excess of revenues over costs with regard to the Company's capitated contracts, the revenues generated by the Company's largest contract, the factors affecting the profitability of the Company's largest contract, the performance under the Company's largest contract in 2001, the renewal of the Company's largest contract, the Company's mitigation of the effects of inflation, the Company's handling of its California Medicare matter, the Company's potential liability with regard to its OIG matter, the Company's handling of its PsychPartners issues and the Company's ability to satisfy its cash requirements for 2001. Major factors which could cause results to differ materially from those expected by management include the renewal of the Company's largest contract, the Company's ability to integrate GBS, the timing and nature of reimbursement changes, the nature of changes in laws and regulations that govern various aspects of the Company's business, the adoption of new criteria to determine medical necessity for behavioral health services, the outcome of post-payment reviews of the Company's billings to Medicare patients in long-term care facilities, pricing of managed care and other third party contracts, the utilization and cost of services under the Company's capitated contracts, the direction and success of competitors, the ability of the Company to retain key management personnel and unanticipated market changes.

OVERVIEW

         The Company provides managed behavioral healthcare services through full and shared risk arrangements with employers, health plans and managed care organizations to perform behavioral health services on a capitated per member per month basis. The Company also provides an array of managed behavioral health services including employee assistance programs, third party clinical case management and claims administration. In addition, the Company provides actuarial consulting services with respect to the design, funding and administration of compensation, benefit and retirement plans. Integra's contract service areas are principally concentrated in Connecticut, Delaware, Maryland, New Jersey, New York, Pennsylvania, Rhode Island, Virginia, Tennessee and Georgia.

RESULTS OF OPERATIONS

SERVICE REVENUE
         Service revenue pertains to the Company's managed behavioral healthcare business which maintains a portfolio of agreements with managed care organizations and corporations to provide inpatient and outpatient behavioral health services. Revenues are primarily generated by capitated managed behavioral healthcare and employee assistance programs. The fees are defined by contract and are primarily calculated on a fixed per member per month fee. Revenues under these contracts are recorded in the month for which the member is entitled to services. Generally, the term of these contracts is between one and three years and the contracts are subject to various cancellation provisions typical of industry practice.

         Service revenue for the three and nine month periods ended September 30, 2001 decreased from the corresponding periods of the prior year by $108 and $465 respectively, primarily as a result of a reduction in employee assistance program revenue, due to the loss of several customers.

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

         Service costs increased to $4,770 for the three months ended September 30, 2001 from $4,033 for the same period in 2000. Service costs for the nine-month period ended September 30, 2001 increased to $13,329 from $12,664 for the same period in 2000. This increase is primarily the result of increased utilization of services by the population of contract members. An increase in service utilization was noted subsequent to the events of September 11, 2001. In addition, the Company did not, in the three months ending September 30, 2001, experience the seasonal reduction in service utilization that it has historically incurred.

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses are primarily comprised of corporate office, sales and administration expenses. Selling and administrative expenses decreased to $2,257 for the three months ended September 30, 2001 from $2,296 for the same period in 2000. Selling and administrative expenses for the nine-month period ended September 30, 2001 increased to $6,954 from $6,904 for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations was $1,659 for the nine months ended September 30, 2001, compared to net cash provided by operations of $266 for the same period in the prior year. Unrestricted cash and cash equivalents decreased to $74 at September 30, 2001 from $812 at December 31, 2000. At September 30, 2001 and 2000, the Company also had $750 and $1,000 respectively, in restricted cash which is contractually required as a reserve for medical claims payable.

         At September 30, 2001, the Company had a working capital deficit of $5,556. The deficit is largely attributable to accrued liabilities of $3,219 of which $2,240 pertain to the exit of the outpatient provider behavioral group practice business and reserves established for long-term care and other provider billing matters. Although these amounts are classified as current due to their nature, the Company does not expect that all of these amounts will require payment in the next year. The remainder of the Company's accrued liabilities is operating in nature.

         In May 2001, the Company renewed its credit facility with Progress Bank through May 31, 2002. The facility allows for up to $650 in borrowings subject to a formula based on eligible accounts receivable. Borrowings of $625 were outstanding under the credit facility as of September 30, 2001.

         In July 2001 the Company drew the entire amount available under its $1,000 line of credit previously provided by a significant shareholder to reduce its medical claims payable. The line of credit was converted in July to a line of credit with HSBC Bank, which credit line is guaranteed by the significant shareholder. In exchange for the shareholder's guaranty of the line of credit, the Company issued to that shareholder, subject to shareholder approval, warrants to purchase 75,000 shares of the Company's common stock. If the Company's shareholders do not approve the issuance, the Company will pay to the significant shareholder an amount equal to the value of the warrants. The line of credit, upon which interest is due monthly at the nine month LIBOR rate plus 3.5% (7.4% at September 30, 2001), expires on July 2, 2002. Borrowings of $1,000 were outstanding as of September 30, 2001.

         The Company believes that the cash flow generated by the Company's operations together with its existing cash and credit available will be sufficient to meet the Company's cash requirements in 2001. To the extent that this is insufficient, the Company may seek additional financing. There can be no assurance that the Company will be successful in securing additional capital on an economic basis consistent with previous borrowings.

         The Company's current ratio and working capital deficit are set forth below for the dates indicated:

                                                 September 30, 2001             December 31, 2000
                                                 ------------------             -----------------
         Current Ratio                                 .36:1                            38:1
         Working Capital Deficit                     $(5,556)                          $(4,986)

SIGNIFICANT CONTRACT

         Effective January 1, 1999, the Company implemented coverage of a behavioral health carve-out contract with a health plan which currently covers over 440,000 members. The Company expects that this contract will generate over $14,000 in annual revenues and it is currently the Company's largest contract (it accounted for approximately 62% of the Company's revenues for the first nine months of 2001).

         The Company believes that profitability under this capitated contract will greatly depend upon the Company's ability to manage the utilization of services within the premiums received. An underestimation in the expected utilization of services for this contract could result in a material loss to the Company. In 2000 this contract performed according to plan. Management expects performance under the contract in 2001 to be profitable and the contract to be renewed in future years. The contract has been renewed through December 31, 2002 with a 90-day for cause termination clause. This contract represented fifty-two percent of the Company's 2000 revenues.

         In addition, the Company has been providing managed behavioral healthcare services to another health plan covering approximately 44,000 members (approximately 11% of service revenue during the first nine months of 2001) since August 1, 1995. This contract, which was due to expire on July 31, 2001, has been extended to December 31, 2001. The health plan has expressed its desire to provide managed behavioral health care services directly to its subscribers. The Company is currently in discussions with this health plan regarding the nature and extent of any services to be provided subsequent to December 31, 2001.

ACQUISITION OF GLOBAL BENEFITS SOLUTIONS LLC

On July 27, 2001 the Company acquired 100% of the membership units of Global Benefits Solutions, LLC ("GBS") in a transaction valued at approximately $4,900. GBS provides actuarial consulting services with respect to the design, funding and administration of compensation, benefit and retirement plans.

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

                                  INTEGRA, INC.

                  FORM 10-Q - QUARTER ENDED SEPTEMBER 30, 2001

PART II

ITEM 1.    LEGAL PROCEEDINGS

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

         Administrative hearings were held in April, September and November 2000 before an Administrative Law Judge. At the hearings, the Company objected to the Intermediary's sampling methodology and its adjudication of the individual cases in the sample. In July 2001, the Company was notified that the Administrative Law Judge had upheld the Intermediary's sampling methodology, as well as the majority, but not all, of its determinations denying payment for the individual cases within the sample. The Administrative Law Judge remanded the case to the Intermediary for a recalculation of the overpayment amount projected from the revised statistical sampling results. The Company intends to continue to vigorously defend itself in this matter and has filed an appeal of the Administrative Law Judge's decision with the Medicare Appeals Council.

         Additionally, during 1998, the Company entered into a Corporate Integrity Agreement (the "Agreement") with the Office of the Inspector General of the Department of Health and Human Services ("OIG") whereby the Company agreed to undertake certain compliance obligations for a five-year period. The Company, as required under the terms of the Agreement and with the assistance of outside auditors, filed its second annual report with the OIG in November 2000. In August 2001, the Company received notification from the OIG that the second annual report was accepted as filed. The Company is currently in the process of completing its next annual audit to be submitted on or before November 10, 2001. The Company believes that no reserve for potential liability was required at September 30, 2001.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(b) ISSUANCE OF PREFERRED SHARES

107,500 shares of the Company's Series SP Preferred Stock, $.01 par value per share, were issued in connection with the Company's acquisition of Global Benefits Solutions, LLC. The Company's Common Stock ranks junior to the Series SP Preferred Stock with respect to the following events:

         -        Payment of dividends either in cash or property
         -        Liquidation distributions

In addition, if the Company is legally permitted to do so, the Series SP Preferred Stock must be redeemed by the Company prior to August 6, 2006.

Finally, the Series SP Preferred Stock may be converted into 1,075,000 shares of Common Stock, subject to adjustment, at any time until July 26, 2006.

(c) Information required by Item 701 of Regulation S-K with respect to securities sold to Stuart Piltch in connection with acquisition of Global Benefits Solutions, LLC (GBS).

a)       SECURITIES SOLD
         1,000,000 shares of Integra, Inc. Common Stock, par value $.01 per share, and 107,500 shares of Series SP Preferred Stock, par value $.01 per share, were issued to Stuart Piltch on July 27, 2001 in exchange for all of the outstanding units of GBS.

b)       UNDERWRITER
         There was no underwriter involved in this transaction. The securities were issued to Stuart Piltch.

c)       CONSIDERATION
         The securities were issued to Stuart Piltch in exchange for Mr. Piltch's sale to the Company of all of the issued and outstanding membership units of GBS, a Delaware limited liability company, valued by the parties at $4,900,000.

d)       EXEMPTION FROM REGISTRATION CLAIMED
         The Company has claimed the exemption from registration under the Securities Act of 1933 afforded by Section 4(2) of the Securities Act and Rule 506 thereunder for the Company's issuance and sale of securities in connection with its acquisition of GBS. The transaction did not involve any public offering. The securities were issued to a single individual who is an "accredited investor" within the meaning of Rule 501 of the Securities Act.

e)       TERMS OF CONVERSION OR EXERCISE
         The Series SP Preferred Stock may be converted into 1,075,000 shares of Common Stock subject to adjustment, at any time until July 26, 2006.


f)       USE OF PROCEEDS
         Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         a) Unit Purchase Agreement dated July 27, 2001 (incorporated by reference to the Company's Current Report on Form 8-K dated July 27, 2001).

         b) Unit Repurchase Agreement dated July 27, 2001 (incorporated by reference to the Company's Current Report on Form 8-K dated July 27, 2001).

         c)       Employment Agreement between the Company and Stuart Piltch.

         d)       Current Reports on Form 8-K:

                  - Form 8K regarding the acquisition of Global Benefits Solutions, LLC, filed August 10, 2001, as amended on October 10, 2001 and October 16, 2001.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                         INTEGRA, INC.
                                         (registrant)



November 12, 2001                        /s/ Jack N. Brown
     (Date)                             Jack N. Brown
                                        Chief Financial Officer