Form 10-K
period 2001-12-31
INTEGRA INC
filed 2002-04-24
CIK 915859

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-K
(Mark One)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the Fiscal Year Ended December 31, 2001
                                               or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         Commission file number 1-13177

                                  INTEGRA, INC.
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                                 13-3605119
        (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
             OF INCORPORATION OR                      IDENTIFICATION NO.)
                ORGANIZATION)

              1060 FIRST AVENUE                              19406
        KING OF PRUSSIA, PENNSYLVANIA                      (ZIP CODE)
            (ADDRESS OF PRINCIPAL
              EXECUTIVE OFFICES

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 610-992-7000
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

  TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
  COMMON STOCK, $.01 PAR VALUE                AMERICAN STOCK EXCHANGE


        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers, pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of April 22, 2002, 10,251,052 shares of Common Stock, $.01 par value, were outstanding, and the aggregate market value of the shares of Common Stock, $.01 par value, held by non-affiliates of the registrant as of April 22, 2002, was approximately $1,990,000. (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose).



                                    1 of 70

                       DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the documents, all or portions of which are incorporated by reference herein, and the Part of the Form 10-K into which the document is incorporated:

      Part III of this annual report on Form 10-K incorporates information by reference from portions of the registrant's Proxy Statement to be filed with respect to the 2002 Annual Meeting of Stockholders within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.










                                    2 of 70

                                  INTEGRA, INC.
                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001




                                      INDEX

PART I
Item 1.    Business........................................................    5
Item 2.    Properties......................................................   20
Item 3.    Legal Proceedings...............................................   20
Item 4.    Submission of Matters to a Vote of Security Holders
           Executive Officers of the Registrant............................   21

PART II
Item 5.    Market for Registrant's Common Stock and Related Stockholder
           Matters.........................................................   22
Item 6.    Selected Financial Data.........................................   23
Item 7.    Management's Discussion and Analysis of Results of Operations
           and Financial Data..............................................   24
Item 7a.   Quantitative and Qualitative Disclosures about Market Risk......   34
Item 8.    Financial Statements and Supplementary Data.....................   36
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosures...........................................   64

PART III
Item 10.   Directors and Executive Officers of the Registrant..............   64
Item 11.   Executive Compensation..........................................   64
Item 12.   Security Ownership of Certain Beneficial Owners and Management..   64
Item 13.   Certain Relationships and Related Transactions..................   64

PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K   65
           Signatures......................................................   68
           Schedule II Valuation of Qualifying Accounts....................   70





                                    3 of 70

FORWARD LOOKING STATEMENTS

      This report contains forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations and beliefs concerning future events. When used in this report, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. These include statements regarding the reason many companies have implemented EAPs, the growth of the EAP/Managed Behavioral Healthcare segment, the Company's opportunity to increase its covered lives in its Managed Behavioral Healthcare products, the Company's ability to increase ASO and EAP covered lives with large corporate customers, the Company's intention to market integrated programs to the Company's EAP customers and other prospective corporate clients, the Company's focus on EAP revenue, governmental agencies' implementation of Managed Care Medicaid programs and HMO's subcontracting to Managed Behavioral Healthcare organizations, the Company's expectation that it will not be able to rely on price increases to achieve revenue growth, the Company's belief that requirements relating to an insurance company would not have a material adverse effect on the company, the Company's required compliance with various regulatory statutes, the compliance of healthcare professionals with whom the Company contracts with state licensing requirements, the ability of other healthcare professionals with whom the Company contracts to obtain licensure, if required, the effect on HIPPA regulations on the Company's operations, the compliance of the Company's outpatient service and provider business with state and federal restrictions, the Company's ability to renew leases, the adequacy of the size of the Company's current leased space, the Company's intention to defend itself in litigation matters, the necessity of reserves for certain potential liabilities, the impact of the outcome of legal proceedings in which the Company is involved on its financial position or results of operations, the Company's expectation with regard to declaration of dividends, the Company's belief regarding the Integra name, the Company's belief regarding revenues exceeding costs under its capitated contracts. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties related to and including, without limitation, the Company's effective and timely initiation and development of new client relationships and programs, the maintenance of existing client relationships and programs, the restructuring of the Company's infrastructure in view of the March 2002 termination of a contract with one customer representing 55% of the Company's EAP and Managed Behavioral Healthcare segment revenues, the successful marketing of the Company's managed behavioral healthcare services, the achievement of satisfactory levels of both gross and operating margins, the recruitment and retention of qualified personnel, the continued enhancement of computer and information technologies and operational and financial systems, changes in competition, general economic conditions, costs of financing and leasing of equipment, the adequacy of cash flows from operations and available financings to fund capital needs and future growth, changes in governmental rules and regulations applicable to the Company, the outcome of post-payment reviews of the Company's billing to Medicare patients in long-term care facilities during the period when the Company provided such services, indemnification provisions and contingent liabilities pertaining to the Company's sale and exit of the outpatient operations, utilization and cost of services under the Company's capitated contracts, the enforcement of contingent liabilities for which the Company has established reserves and other risks set forth in this report and in the Company's other filings with the Securities and Exchange Commission. These risks and uncertainties are not entirely within the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.



                                    4 of 70

                                     PART I

ITEM 1.     BUSINESS.

GENERAL

      Integra, Inc. ("Integra" or the "Company") provides employee assistance programs ("EAP") and managed behavioral healthcare services through full and shared risk arrangements with managed care organizations, health plans and employers typically on a capitated per member (employee) per month basis. In addition, the Company provides an array of other behavioral health services including: third party clinical case management and claims administration. In July 2001, the Company began providing actuarial consulting services with respect to the design, funding and administration of compensation, benefit and retirement plans as a result of its acquisition of Global Benefit Solutions, LLC ("GBS"). (See Item 7 for further information regarding the acquisition of GBS in July 2001 and subsequent sale in April 2002).

      At December 31, 2001, Integra's contract service areas were principally concentrated in Connecticut, Delaware, Georgia, Maryland, New Jersey, New York, Pennsylvania, Rhode Island, Virginia and Tennessee. Integra was incorporated in Delaware in 1991 under the name Apogee, Inc. and changed its name to Integra in 1998. The Company is listed on the American Stock Exchange and trades under the symbol "IGR."

As discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the Consolidated Financial Statements, the Company incurred a net loss of $14,505,000 in 2001 and had a working capital deficit of $8,770,000 at December 31, 2001. Further, the Company's lines of credit expire in 2002 and contracts with the Company's two largest customers have not been renewed. The Company does not anticipate generating significant cash flows from operations in 2002. As a result, the Company requires extensions on its lines of credit and/or additional debt or equity financing. As such, the Company's independent auditors have included an explanatory paragraph in their report on the Company's December 31, 2001 financial statements relating to the going concern uncertainty. Management's plans in regard to these matters are also described in Note 1 to the Consolidated Financial Statements.

EAP AND MANAGED BEHAVIORAL HEALTHCARE MARKET

      Mental illness and substance abuse remain serious health problems in the United States. In an effort to improve the clinical outcomes of treating these illnesses and to handle care in a cost-effective manner -- employers, health plans and managed care organizations have increasingly turned to Managed Behavioral Healthcare companies ("MBHC").

      In the most recent study by OPEN MINDS, which is an industry research and consulting firm specializing in the behavioral and social service fields (OPEN MINDS Yearbook of Managed Behavioral Health Market Share in the United States, 2000-2001), the total managed behavioral healthcare market was approximately $209 million in 2000. This study estimated that approximately 63% of all Americans with health insurance are enrolled in a managed behavioral health plan -- excluding the number of individuals with behavioral health coverage through a health maintenance organization (HMO) that manages behavioral health benefits without the assistance of a MBHC program.

      MBHC enrollment, based upon the OPEN MINDS study, has increased approximately 14% a year -- from 86.3 million in 1993 to 209 million in 2000. The Company believes that enrollment continues to grow due to:

      (i) privatization of government/public sector programs such as CHAMPUS and Medicaid;

      (ii)  continued emphasis on cost containment by employers and payers;

      (iii) the inherent subjective nature of the diagnosis and treatment of mental health disorders;

      (iv) the advent of recent "parity" laws requiring that behavioral health conditions be treated on a par with other medical conditions; and

      (v) pressure on employers to address the personal problems and needs of employees.





                                    5 of 70

      EAP enrollment has risen 245% since 1994. In fact, according to OPEN MINDS 2000 survey, there are 51 million participants enrolled in stand-alone EAP's and
15.5 million participants enrolled in integrated MBH/EAP models in 2000/2001.

MANAGED BEHAVIORAL HEALTHCARE BUSINESS

      The managed behavioral healthcare business may be divided into five categories of care. Based on the OPEN MINDS studies, the following table summarizes these categories as follows:

                                          BENEFICIARIES
                                           IN MILLIONS
                                          AS OF JANUARY 1           TOTAL
                                          ---------------       ANNUAL GROWTH
CATEGORY OF CARE                      2000/2001    1999/2000    BY CATEGORY
----------------                      ---------    ---------    -----------

Utilization Review/Case Management
  and Non-Risk Based
  Network Services................       79.8         74.1           7.7%
Risk-Based Network Services.......       62.8         49.4          27.1%
Employee Assistance Programs Only.       51.0         43.0          18.3%
Integrated Programs MBHP/EAP......       15.5         15.6           (.1)%
                                       ------       ------         -----
                                        209.1        182.1          14.8%
                                       ======       ======         =====


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

      In connection with these arrangements, Integra does not assume financial responsibility for the cost of providing treatment services. The third party payer remains responsible for the cost of providing the treatment services rendered. The Company categorizes its services within this segment of the managed behavioral healthcare industry as Administrative Services Only (ASO) services.

Risk-Based Network Services

      As part of its risk-based network services, Integra assumes all or a portion of the responsibility for the cost of providing behavioral healthcare treatment services. Specifically, under a risk-based payment arrangement, Integra agrees to provide services in exchange for a fixed fee per member per month that may vary depending on the profile of the beneficiary population or to otherwise share the responsibility for providing all or some portion of the treatment services at a specific cost per member.



                                    6 of 70

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

      As reflected in the OPEN MINDS studies, this is a fast growing segment of the Managed Behavioral Healthcare market in recent years. Although EAPs originated as a support tool to assist managers in dealing with troubled employees, payers increasingly regard EAPs as an important component in the continuum of behavioral healthcare services and to some extent as the portal for entry into all company sponsored health and benefit programs.

      Through its EAP program, Integra also offers a variety of workplace intervention programs including crisis intervention services under which it provides on-site counseling to employees who are experiencing emotional distress as a result of a severe workplace incident.

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

      Although integrated EAP/Managed Behavioral Healthcare products are currently only a small component of the overall industry, the Company expects this market segment to grow and considers this a core competency of the Company.



                                    7 of 70

SERVICE REVENUES AND THIRD PARTY REIMBURSEMENT

      The Company's service revenues are currently generated exclusively from managed care companies and employers in connection with the EAP and Managed Behavioral Healthcare segment. In 2001 and 2000, 55% and 52% of these revenues, respectively, were related to a contract with one customer.

      The Company currently receives no direct reimbursement from Medicare, Medicaid or CHAMPUS.

MAJOR CUSTOMERS

      One customer, HealthNow New York -- Blue Cross/Blue Shield of Western New York (HeathNow), accounted for 55% and 52% of the Company's 2001 and 2000 revenue, respectively. The Company has provided managed behavioral healthcare services to HealthNow since January 1, 1999. On March 4, 2002 HealthNow notified the Company that it was terminating its contract effective June 1, 2002.

      The Company's contract with Fidelis Care of New York (Fidelis), which accounted for 12% and 11% of the Company's 2001 and 2000 revenue respectively, expired on December 31, 2001. Fidelis informed the Company that it would directly perform services for its members rather than contract out to a third party.

EMPLOYEE BENEFIT PLAN CONSULTING

      In July 2001 the Company acquired Global Benefits Solutions, LLC which enabled the Company to broaden its product offering to its existing client base. GBS provides consulting services (including actuarial advice) to companies with respect to the design, funding and administration of compensation, benefit and retirement plans.

BUSINESS STRATEGY

      Increase Enrollment in EAP and Managed Behavioral Healthcare Products. The Company believes it has an opportunity to increase covered lives in all of its Managed Behavioral Healthcare products. In particular, the Company believes its reputation for high quality in-service delivery and clinical outcomes will further enhance its ability to increase ASO and EAP covered lives with large corporate customers. As stated previously, according to OPEN MINDS, EAP is one of the fastest growing segments of the Managed Behavioral Healthcare market in recent years. The Company intends to build upon its experience managing programs for large corporate customers and to market integrated programs to the Company's existing EAP customers and other prospective corporate clients.

      The Company will continue to make corporate-based customers its priority, utilizing relationships with brokers and consultants to identify potential clients and to make proposals to potential customers regarding its services. The Company added an additional 25,000 lives in 2001 and will continue to focus on EAP/Work Life revenue. The Company's EAP operations remain strong and service numbers have increased in all areas of the Company's business. Integra plans to focus on EAP, and to continue to look for opportunities to expand the business.


                                    8 of 70

EAP AND MANAGED BEHAVIORAL HEALTHCARE CUSTOMERS

      General. The following table sets forth the revenue and approximate covered lives for the year ended December 31, 2001 in each of the Company's customer groups described below:

                                    COVERED        REVENUE          PERCENT OF
MARKET                               LIVES      (IN THOUSANDS)    TOTAL REVENUE
------                             ---------    --------------    -------------

Health Plans and MCOs ........       430,000       $  13,408           52.0%
Workplace ....................       690,000           7,960           30.8%
Public Sector ................        80,000           4,434           17.2%
                                   ---------       ---------         ------
           Total .............     1,200,000       $  25,802          100.0%
                                   =========       =========         ======


      Health Plans and Managed Care Organizations. HMO contracts are full, limited or shared risk contracts in which the Company generally accepts a fixed fee per member per month from the HMO in exchange for providing a full or specified range of behavioral healthcare services for a specific portion of the HMO's beneficiaries. Although certain large HMOs provide their own managed behavioral healthcare services, many HMOs "carve out" behavioral healthcare from their general healthcare services and subcontract such services to managed behavioral healthcare companies like the Company.

      Workplace. Corporations account for a large number of the Company's contracts to provide managed behavioral healthcare services and, in particular, EAP and integrated EAP/Managed Behavioral Healthcare care services. The Company has structured a variety of fee arrangements with corporate customers to cover all or a portion of the responsibility of the cost of providing treatment services. In addition, the Company operates a number of programs for corporate customers on an administrative services only (ASO) basis.

      Public Sector. The Company provides EAP and Managed Behavioral Healthcare services to Medicaid and Medicare recipients through subcontracts with HMOs focused on those beneficiary populations. The Company expects that governmental agencies will continue to implement a significant number of managed care Medicaid programs through contracts with HMOs and that many HMOs will subcontract with Managed Behavioral Healthcare organizations, such as the Company, for behavioral healthcare services.

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

      As of December 31, 2001, the Company had contractual arrangements covering over 15,000 individual third party network providers. The Company's network providers are independent contractors located throughout the local areas in which the Company's customers' beneficiary populations reside. Network providers work out of their own facilities and include individual practitioners with a variety of healthcare licenses (e.g., physicians, psychologists,


                                    9 of 70
licensed clinical social workers), individuals who are members of group practices or other licensed centers or programs, inpatient psychiatric and substance abuse hospitals, intensive outpatient facilities, partial hospitalization facilities and community health centers. Network providers typically execute standard contracts with the Company for which they are typically paid by the Company on a fee-for-service basis. In some cases, network providers are paid on a "case rate" basis, whereby the provider is paid a set rate for an entire course of treatment, or through other risk sharing arrangements. In the EAP segment, a network provider's contract with the Company typically has a three-year term, with automatic renewal at the Company's option for successive terms, while the health plan providers must be re-credentialed every two years.

COMPETITION

      The managed behavioral health business is highly competitive. The Company competes with large insurance companies, HMOs, preferred provider organizations
(PPO), third party administrators (TPA), multi-disciplinary medical groups and other managed behavioral health companies.

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

SALE AND EXIT OF OUTPATIENT OPERATIONS

      In December 1997, the Company announced its plans to exit outpatient provider behavioral health group practice operations. In connection with this plan, the Company entered into an Agreement of Purchase and Sale (the "Purchase Agreement") to sell to PsychPartners, L.L.C., an Alabama limited liability company, through two subsidiaries of PsychPartners, substantially all the assets of the outpatient provider behavioral health group practice business (hereafter referred to as the Sale). Practices located in the Western region of the United States were not included in the Sale and as a result, during 1998, the Company sold, divested or shut down all of these remaining operations.

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



                                    10 of 70

      On May 14, 1998, at a Special Meeting of the Shareholders of the Company, the shareholders approved and adopted the terms of the Purchase Agreement with PsychPartners. Effective on May 18, 1998, the Company completed the Sale. The purchase price paid at closing consisted of: (a) $26,400,000 in cash, (b) a warrant contingently issuable to purchase 230,000 Common Units of PsychPartners, L.L.C. at a purchase price of $.05 per Common Unit and (c) the assumption of certain liabilities. The purchase price was subject to adjustment if the cash, accounts receivable, deposits and prepaid expenses of the Practices were less than the liabilities and future contingent payment obligations of the Practices. In March 1999, the Company made a payment to PsychPartners for a purchase price adjustment of approximately $94,000.

      In January 2000, PsychPartners filed for protection under Chapter 11 of the Federal Bankruptcy Code. As discussed in Note 10 of the Company's Notes to Consolidated Financial Statements, the Company recorded a reserve of $1,700,000 at December 31, 1999 for potential exposures relating to certain obligations assigned in the Sale. During 2001 and 2000, the Company recognized $129,000 and $440,000, respectively, of income that was attributable to the amount by which previously recorded reserves exceeded the estimated settlement payments.

REGULATION

General

      The health care industry is highly dependent on a number of factors that may limit the ability of Integra to meet its obligations, a number of which are beyond its control. Among other things, participants in the health care industry are subject to significant regulatory requirements of federal, state and local government agencies and independent professional organizations and accrediting bodies, changes in treatment modes, various competitive factors and changes in third party reimbursement programs. Discussed below are certain of these factors, which could have a significant impact on the future operations and financial condition of Integra. It is difficult to predict the effect of these factors on the operations of Integra; however, the factors described below could have a negative impact on such operations and such effect could be material.

State Licensure and Regulation

      Generally, regulatory agencies have broad discretionary powers when granting, renewing or revoking licenses or granting approvals. In addition, the time necessary to obtain licenses varies from state to state. In certain cases, more than one regulatory agency in a jurisdiction may assert that it has authority over the activities of the Company. State licensing laws and other regulations are subject to amendment and to interpretation by regulatory agencies with broad discretionary powers. Any such licensure and/or regulation could require Integra to modify its operations materially in order to comply with applicable regulatory requirements and may have a material adverse effect on the Company's business, financial condition or results of operations.

State Insurance Laws

      To the extent that Integra operates or is deemed to operate in one or more states as a prepaid limited health service organization, insurance company, HMO, PPO, prepaid health plan, or other similar entity, it will be required to comply with certain statutes and regulations that, among other things, may require it to maintain minimum levels of deposits, capital, surplus, reserves or net worth, and also may limit the ability of the Company and its subsidiaries to pay


                                    11 of 70
dividends, make certain investments, and repay certain indebtedness. Licensure as an insurance company, HMO or similar entity could also subject the Company to regulations covering reporting and disclosure, mandated benefits, and other traditional insurance regulatory requirements. PPO regulations may require the Company to register with a state authority and provide information concerning its operations, particularly relating to provider and payor contracting.

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

      Based on the information presently available to it, the Company does not know whether the imposition of requirements related to maintaining certain types of assets, prescribed levels of deposits, capital, surplus, reserves or net worth, or complying with other regulatory requirements applicable to an insurance company, HMO, PPO or similar operations, would have a material adverse effect on the Company. Notwithstanding the foregoing, the imposition of such requirements could increase the Company's costs of doing business and could delay the Company's conduct or expansion of its business in some areas.

Utilization Review/Third Party Administrator ("TPA") Laws

      Several of the states in which Integra conducts its business have enacted legislation-requiring organizations engaged in utilization review to register and to meet certain operating standards. Utilization review regulations typically impose requirements with respect to qualifications of personnel, appeal procedures, confidentiality and other matters relating to utilization review services. Integra is currently registered in Maryland, New York, Pennsylvania, Tennessee and Texas for such services. Integra has been able to comply with the applicable legislation without significant expense to date. Integra may be required to comply with similar statutes if other states in which it conducts its business impose such requirements or if the Company begins doing business in a state that has such requirements.



                                    12 of 70

      Several states have adopted statutes to regulate third party health claims administrators, which may include aspects of the Company's business. These statutes typically impose requirements with respect to the financial solvency and operation of the administrator. The Company may be required to comply with similar statutes if other states in which it conducts business impose such requirements or if the Company begins doing business in a state that has such requirements.

ERISA

      Certain of the Company's services are subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). ERISA governs certain aspects of the relationship between employer-sponsored health benefit plans and certain providers of services to such plans through a series of complex statutes and regulations that are subject to periodic interpretation by the Internal Revenue Service and the United States Department of Labor. In general, these regulations impose, among other things, an obligation on Integra to act as a fiduciary with respect to some of the health benefit plans to which it provides services. However, there is little direct authority governing the application of ERISA to many of the activities and arrangements of managed behavioral healthcare and substance abuse treatment companies such as those operated by Integra.

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

Provider Regulation

      Integra is also affected directly by regulations imposed upon healthcare providers. The provision of behavioral healthcare treatment services by psychiatrists, psychologists and other providers is subject to state regulation with respect to the licensing of healthcare professionals. The Company believes that the healthcare professionals who provide behavioral healthcare treatment on behalf of, or under contracts with the Company, are in compliance with the applicable state licensing requirements and current interpretations thereof; however, there can be no assurance that changes in such state licensing requirements or interpretations thereof will not


                                    13 of 70
adversely affect the Company's existing operations or limit expansion. Additional licensure of clinicians who provide telephonic assessment or stabilization services to individuals who are calling from out-of-state may be required if such assessment or stabilization services are deemed by regulatory agencies to be treatment provided in the state of such individual's residence. The Company believes that any such additional licensure could be obtained; however, there can be no assurance that such licensing requirements will not adversely affect the Company's existing operation or limit expansion.

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


HIPAA

      The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") includes a provision that prohibits the wrongful disclosure of certain "individually identifiable health information." HIPAA requires the Secretary of the United States Department of Health and Human Services ("HHS") to adopt standards relating to the transmission of such health information by healthcare providers and healthcare plans. On December 28, 2000, the Department issued final HIPAA privacy and confidentiality regulations (the "Privacy Rule"). The Privacy Rule will require the Company to adopt and implement certain administrative safeguard policies and procedures to comply with the HIPAA regulations. The effective date of the Privacy Rule is April 4, 2001 and the compliance date is April 14, 2003.

      On March 21, 2002, HHS released a Notice of Proposed Rule Making that would amend the Privacy Rule. The proposed amendments are a formal response to the voluminous comments and criticism HHS received concerning the Privacy Rule, and they offer corrections to many of the problems discussed in HHS Guidance published in July 2001. The Notice of Proposed Rule Making is consistent with the Bush Administration's pronouncements in favor of simplifying the Privacy Rule in response to health care industry pressure. It also carefully attempts to balance the need to reduce the industry's administrative burden with the need to retain protection for individual privacy.

      Recognizing the limited time remaining before the statutorily mandated compliance date for most covered entities, the Notice of Proposed Rule Making requires that comments on the proposed amendments be submitted to HHS within 30 days from its publication in the Federal Register on March 27, 2002.

      The Company cannot predict at the present time the estimated cost to comply with the Privacy Rule or the proposed regulations. Although the Company believes that the Privacy Rule and the proposed regulations will not materially impair the Company's operations, there can be no assurance that such indirect regulation will not have a material adverse effect on the Company in the future.


                                    14 of 70

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

Government Reimbursement

      Medicare

      Medicare is a federal program administered by the Centers for Medicare and Medicaid Services ("CMS"), formerly known as HCFA, an agency within HHS, through fiscal intermediaries and carriers. Available to individuals 65 or over, and certain other classes of individuals, the Medicare program provides, among other things health care benefits that cover, within prescribed limits, the major costs of most medically necessary care for such individuals, subject to certain deductibles and co-payments. There are three components to the Medicare program:
Part A which covers inpatient services, home healthcare and hospice care, Part B which covers physician services, and Part C or Medicare+Choice which is a program for managed care plans.

      At present, the Company does not directly bill the government for services under Medicare. However, prior to the sale and exit of the Patient Service and Provider segment, the Company provided direct clinical services to some patients who were beneficiaries of the federal Medicare and Medicaid programs. The compensation received by the Company for such services was established by fee schedules and other similar cost containment measures. In order to receive Medicare reimbursement, the local operations of the Company's outpatient service and


                                    15 of 70
provider business were required to be registered with Medicare as a group provider. In addition, each individual provider had to be certified as an independently practicing provider and be assigned an individual provider number. The certification criteria, which are established by HHS, are interpreted and administered by each state.

      Government and other third-party payors' healthcare policies and programs have been subject to changes in payment levels and payment methodologies during past years, including determinations of medical necessity for behavioral health services. There can be no assurance that future changes will not reduce reimbursement from those sources for behavioral healthcare services.

Medicaid

      Medicaid is a state administered and state and federally funded program which provides health insurance coverage for certain low-income individuals. For qualified Medicare beneficiaries, "dual eligibles," the Medicaid program pays the beneficiary's Part B premiums and may reimburse all deductibles and co-payment portions of the approved Medicare charge up to an allowable amount established by each Medicaid program. The extent of actual co-payment contributions varies widely by state. Most Medicaid programs cover behavioral healthcare services but may limit the number of approved visits per year. There has been an increasing trend for Medicaid programs to contract with managed care organizations to administer care and control costs for its beneficiaries. In these situations, the Company and its providers must be approved to participate on the select provider panel in order to treat patients. Medicaid programs do not generally require certification of the Company or its providers over and above the requirements of Medicare.

      Anti-Fraud and Abuse Laws. In addition to Medicare and Medicaid reimbursement limitations, other aspects of the Medicare and/or Medicaid programs may negatively affect health care entities. In 1977, Congress adopted the Medicare and Medicaid Anti-Fraud and Abuse Amendments of 1977, which have been strengthened by subsequent amendments and the creation of the Office of Inspector General ("OIG") to enforce compliance with the statute, as amended (the "Anti-Fraud and Abuse Law"). The Anti-Fraud and Abuse Law prohibits the knowing and willful offer, payment, solicitation, or receipt of any remuneration in any form as an inducement or reward for either the referral of patients or the arranging for reimbursable services. A violation of the status is a felony and could result in civil penalties, including exclusion from the federal and state health care programs, even if no criminal prosecution is initiated.

      HHS has issued regulations from time to time setting forth so-called "safe harbors", which would protect certain limited types of arrangements from prosecution under the statute. To date, twenty-one final safe harbors have been developed. Failure to comply with each element of a particular safe harbor does not mean that an arrangement is per se in violation if the Anti-Fraud and Abuse Law. As the comments to the safe harbor indicate, the purpose of the safe harbor is not to describe all illegal conduct, but to set forth standards for certain non-violative a arrangements. Nevertheless, if an arrangement implicated the Anti-Fraud and Abuse Law and full compliance with a safe harbor cannot be achieved, an entity risks greater scrutiny by the OIG and, potentially, civil and/or criminal sanctions. The Company believes its arrangements are in compliance with the federal Anti-Fraud and Abuse Law; however; no assurance can be given that regulatory and/or enforcement authorities will not take a contrary position.

      HIPAA created a new program operated jointly by the Secretary of HHS and the Attorney General to coordinate federal, state and local law enforcement with respect to fraud and


                                    16 of 70
abuse. HIPAA also provides for minimum periods of exclusion from a federal health care program for fraud as related to that program, provides for intermediate sanctions and expands the scope of civil monetary penalties applicable to any federal health care program. The Balanced Budget Act of 1997 ("the BBA") (discussed in more detail below) expanded the authority of HHS to exclude persons from the Medicare program, increased certain civil and monetary penalties for violations of the Anti-Fraud and Abuse Laws and added a new monetary penalty for persons who contract with a provider that the person knows or should know are excluded from the Medicare program.

      Actions that violate the Anti-Fraud and abuse Law or similar laws may also involve liability under the federal Civil False Claims Act which prohibits knowingly presenting false, fictitious or fraudulent claim for payment to the United States. Actions under the Civil False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. The federal government is using the Civil False Claims Act, and the threat of significant liability, in its investigations of health care entities throughout the country for a wide variety of Medicare billing practices, and has obtained several settlements in excess of $10 million with providers. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources in investigating healthcare providers' potential violations of the anti-fraud and Abuse Law.

      Many states have laws that prohibit payment to physicians for patient referrals with statutory language similar to the Anti-Fraud and Abuse Law. In many cases, these laws have broader effect because they apply regardless of the source of payment for care. These statutes typically provide criminal and civil penalties as well as loss of licensure. The scope of these state laws is broad, and little precedent exists for their implementation or enforcement.

      Any investigation or sanctions under state or federal fraud and abuse laws could have a materially adverse effect on the Corporation.

      Stark Self-Referral and Payment Prohibitions. The federal physician self-referral and payment prohibitions (codified in 42 U.S.C. Section 1395nn, Section 1977 of the Social Security act) generally forbid, absent qualifying for one of the exceptions, a physician from making referrals for the furnishing of any "designated health services" for which payment may be made under the Medicare or Medicaid programs, to any entity with which the physician (or an immediate family member) has a "financial relationship". The Stark law became effective January 1, 1992 with respect to clinical laboratory services ("Stark 1") and January 1, 1995 with respect to ten other designated health services ("Stark II"). (Stark I and Stark II are often collectively referred to as the "Stark Law.") A "financial relationship" under Stark includes any direct or indirect "compensation arrangement" with an entity for payment of any remuneration, and any direct or indirect "ownership or investment interest" in the entity.

      Penalties for violating the Stark Law include denial of payment for any services rendered by an entity in violation of the prohibition, civil monetary penalties up to $15,000 for each offense, and exclusion from the Medicare and Medicaid programs. Additionally, if an individual knowingly enters into an arrangement or scheme that the person knows has a principal purpose of assuring referrals to an entity which, if the individual directly made referrals to such entity, would violate the Stark Law, the person is subject to a civil monetary penalty of up to $100,000 for each such circumvention arrangement. Penalties may be assessed against either or both of the referring physician or entity that receives a prohibited referral.


                                    17 of 70

      On January 4, 2001, HHS issued final regulations, subject to notice and comment, to clarify parts of the Stark Law and some of the exceptions to it. The Company cannot predict what final form phase of the regulations will take effect or the effect that the final regulations will have on its operations.

       Many states have similar laws to the Stark Law. In many cases, these laws have broader effect because they apply regardless of the source of payment for care. Little precedent exists for the interpretation and enforcement of state versions of the Stark Law.

      Integra believes that all arrangements currently in place with its physicians have been appropriately structured so as to avoid violating the Stark Law and state versions of the Stark Law.

      Health Care Reform. Many bills have been proposed, introduced and enhanced to alter the financing of, payment for and delivery of healthcare services. Although there are wide variations among these bills, provisions affecting payment for services and imposing new requirements for compliance are common themes.

      BBA contains some of the most substantial cost-savings measures to affect the Medicare and Medicaid programs since 1983 and has significantly reduced reimbursement levels for certain health care entities. The BBA requires, among other things, that certain providers transition from reasonable cost reimbursement to reimbursement through Prospective Payment System. The BBA also created Medicare Part C or Medicare+Choice, which is a program for managed care plans. Prior to adoption of BBA, states generally were prohibited from requiring Medicaid recipients to enroll in managed care products that covered only Medicaid recipients. The Medicaid-related provisions of the BBA gives states broad flexibility to require most Medicaid recipients to enroll in managed care products that only cover Medicaid recipients. The BBA also allows states to limit the number of managed care organizations with which the state will contract to deliver care to Medicaid beneficiaries. These changes could have a positive impact on the Company's business if they result in increased enrollment of Medicaid beneficiaries in managed care organizations and increased Medicaid spending on managed care. However, these changes also may result in significant competition for such contracts. The BBA contains further measures that led to reductions in reimbursement for Medicare-covered therapy services and decreased Medicaid payment rates.

      The Balanced Budget Reform Act of 1999 (the "BBRA") and the Benefits Improvement and Protection Act of 2000 ("the BIPA") amended the BBA to provide legislative relief through increases in certain Medicare payment rates during 2000 and 2001, respectively. The Company cannot guarantee that the relief provided by the BBRA and BIPA will be sufficient to cover the losses sustained due to the BBA.

      In addition, the George W. Bush administration has made the modernization and reform of the Medicare program a priority. Key provisions of the President's initiative for Medicare include a requirement that Medicare cover expenses for low-income seniors, a requirement that Medicare payroll taxes not be increased and, a promise to increase health plan choices for beneficiaries. It is unclear at this time whether or how the President's initiative, and any resulting legislation, will not have a materially adverse affect on the Company. Further, the Company cannot predict the effect of other existing healthcare reform measures on its managed care operations.



                                    18 of 70

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

      The Mental Health Parity Act of 1996 ("MHPA") requires employer sponsored group health plans that provide both mental health benefits and medical/surgical benefits to have the same aggregate lifetime and annual dollar limits for mental health benefits as they do for medical and surgical benefits. MHPA is effective for plan years beginning in 1998. Because MHPA does not affect the amount, duration or scope of mental health benefits provided by a plan, other than annual and lifetime dollar limits, or even require group health plans to provide mental health benefits if they do not already, its impact on the Company has been negligible. For example, the MHPA parity requirement does not apply to a plan if its application will raise plan costs by 1% or more. Another limitation is the use of benefit design features, other than dollar limitations, for controlling costs for mental health, such as limited visits or days of coverage, requirements related to medical necessity, or prior authorization or referrals by primary care physicians. Many states already have mental health parity laws that vary with regard to coverage.

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

PATENTS

      The Company's ComPass(R) decision support system is protected by a patent in the United States that expires in 2013. The use of this outcome measurement tool is one means by which the Company differentiates its services in the marketplace.

EMPLOYEES

      At December 31, 2001, the Company employed approximately 122 full time equivalent employees. In March 2002, the Company reduced its workforce to 92 full time employees in anticipation of the termination of the HealthNow contract on June 1, 2002. The Company has not experienced any significant difficulty in filling open positions with qualified employees. None of the Company's employees are represented by a labor union and the company is not aware of any current activities to organize any of its employees. The Company considers its relationship with its employees to be good.


                                    19 of 70

ITEM 2.     PROPERTIES.

      The Company's principal executive office is located in approximately 27,000 square feet of leased facilities at 1060 First Avenue, King of Prussia, Pennsylvania. The Company does not anticipate that it will experience any difficulty in renewing its lease upon its expiration on July 31, 2006, or obtaining different space on comparable terms if such lease is not renewed. The Company believes that these facilities are well maintained and are of sufficient size for its needs at December 31, 2001. However, the Company is negotiating to vacate 50% of the facility, which is no longer needed as a result of its 2002 restructuring. In addition, see Note 1 and Note 13 to the Company's Consolidated Financial Statements for further information regarding leased facilities.

ITEM 3.     LEGAL PROCEEDINGS.

      The following discussions of legal matters relate to the Company's discontinued operations which were sold and exited in May 1998.

      In March 1998, the Company received notification that the Medicare Intermediary in California had completed a post payment medical review of billings previously submitted and paid between 1990 and 1994. Based upon the results of their review, the Intermediary has requested a refund of approximately $1,200,000. Services were denied primarily on the basis of medical necessity and incomplete documentation. The Company fully reserved for the above amount as of December 31, 1997. The reserve remains accrued at December 31, 2001.

      Hearings were held in April, September and November 2000 before an Administrative Law Judge. At the hearings, the Company objected to the Intermediary's sampling methodology and its adjudication of the individual cases in the sample. In July 2001, the Company was notified that the Administrative Law Judge had upheld the Intermediary's sampling methodology, as well as a majority of its determinations denying payment for individual cases within the sample. The Administrative Law Judge remanded the case to the Intermediary for a recalculation of the overpayment amount projected from the revised statistical sampling results. The Company intends to continue to vigorously defend itself in this matter and has filed an appeal of the Administrative Law Judge's decision with the Medicare Appeals Council. As of April 15, 2002 there has been no action taken by the Council with respect to the Appeal.

      In 1998, the Company entered into a Corporate Integrity Agreement (the "Agreement") with the Office of the Inspector General of the Department of Health and Human Services ("OIG") whereby the Company agreed to undertake certain compliance obligations for a five-year period. In August 2001, the Company received notification from the OIG that its second annual report was accepted as filed. The Company filed its third annual report in November 2001 as required under the terms of the Agreement and with the assistance of its outside counsel and auditors. The Company believes that no reserve for potential liability was required at December 31, 2001.

      In January 2000, PsychPartners filed for protection under Chapter 11 of the Federal Bankruptcy Code. (See "Restructuring Charges" under Item 7 for further disclosure of the PsychPartners Chapter 11 bankruptcy filing and other related legal matters).

      The Company is subject to other legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated, including malpractice claims covered under the Company's insurance policy. In the opinion of management, the


                                    20 of 70
outcome of these actions will not have a material effect on the financial position or results of operations of the Company.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None:

Executive Officers of the Company

      Certain information with respect to the executive officers of the Company is set forth below:


      NAME                       POSITION WITH THE COMPANY                      AGE
      ----                       -------------------------                      ---
      Gregory R. Santore         President and CEO                              39
      Rhonda Matlack             Executive Vice President                       37
      Mary W. Tindall            Acting Chief Financial Officer                 55


GREGORY R. SANTORE was named President and CEO of Integra on March 15, 2002. Mr. Santore was the Company's Vice President of Sales from February 2001 to August 2001 when he was named President, Corporate Services Division. Prior to coming to Integra, Inc., Mr. Santore served as Chief Executive Officer of ScreenFriends Corporation, a start-up venture in the entertainment/technology arena, from August 1999 to February 2001. Mr. Santore was Chief Operating Officer of Physician Practice Management Group from April 1998 to August 1999. He served as Executive Vice President of Sales of NovaCare from August 1997 to April 1998, a billion dollar medical services corporation. He has 18 years of successful sales, sales management marketing and operations experience. Mr. Santore received his MBA from Rutgers University.


RHONDA MATLACK was named Integra's Executive Vice President on March 15, 2002. Ms. Matlack joined the company in November 1998 and served in several positions with the most recent being President of Health Plan from August 2001 to March 2002. Ms. Matlack has 15 years of clinical and administrative health care experience, including consultation and project management experience with an HMO, and individual, group, and family therapy and counseling. Ms. Matlack has a master's degree in counseling and a bachelor's degree in psychology.

MARY W. TINDALL, CPA, was named acting Chief Financial Officer on April 1, 2002. For the period July 17, 2000 until March 31, 2002, Ms. Tindall was the Company's Controller. Ms. Tindall was Controller of The Wyomissing Group from May 1999 to May 2000. Prior to that


                                    21 of 70
she was Assistant Controller of Suburban Cable from November 1995 until March 1998. She has 19 years of public and industry accounting experience. Her focus has been spent in management advisory roles building and restructuring finance and accounting departments. Ms.Tindall has a degree in business administration from Stephen F. Austin State University and is a member of the AICPA and PICPA accounting organizations.

      No family relationship exists between any of the directors or executive officers of the Company. Executive officers serve at the discretion of the Board of Directors.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

      The Company's common stock is quoted on the American Stock Exchange under the symbol IGR. As of April 15, 2002, there were approximately 900 shareholders of record. The following table sets forth the reported high and low sales prices of the Company's common stock for the periods indicated.

                                                          HIGH      LOW
                                                          ----      ---
      Fiscal Year Ended December 31, 2000
            First Quarter..........................      $1.69     $.56
            Second Quarter.........................        .94      .56
            Third Quarter..........................       1.38      .50
            Fourth Quarter.........................       1.25      .50
      Fiscal Year Ended December 31, 2001
            First Quarter..........................      $1.07     $.60
            Second Quarter.........................        .86      .65
            Third Quarter..........................       1.30      .56
            Fourth Quarter.........................       2.15      .85

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



                                    22 of 70

RECENT SALES OF UNREGISTERED SECURITIES

      (1) In July 2001, the Board of Directors approved the issuance of a warrant to purchase 50,000 shares of Common Stock to a significant stockholder and a member of the Company's Board of Directors in connection with a loan of $1,000,000 to the Company. The warrants, which were granted on July 2, 2001, have a ten-year term and are exercisable at a price per share equal to the fair market value of a share of Common Stock ($.70), which was the closing price of the Company's common stock as reported on the American Stock Exchange, on the date the warrants were granted. The warrants were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. In 2000, the same individual was issued two warrants each to purchase 50,000 share of Common stock.

      (2) On July 27, 2001 the Company acquired 100% of the membership units of Global Benefits Solutions LLC ("GBS") from Stuart Piltch in a transaction valued at approximately $4,500. The purchase price was satisfied via the issuance of 1,000,000 shares of the Company's common stock and 97,600 shares of the Company's Redeemable Convertible Preferred Stock - Series SP (Preferred Stock), which were exempt from registration under Section 4(2) of the Securities Act of 1933. The terms of the Preferred Stock require dividends on a quarterly basis at a rate of eight percent (8%) per annum and is subject to mandatory redemption at $40 per share on July 27, 2006. Each share of Preferred Stock was convertible at the option of the holder, into a number of shares of common stock determined by dividing the original purchase price of the Preferred Stock by the conversion price then in effect. The holder had the option to convert the Preferred Stock until the fifth anniversary of the date it was originally issued. In April 2002 Mr. Piltch surrendered the Preferred Stock and common stock and agreed to pay $180,000 to the Company in exchange for 100% of the membership units in GBS.


ITEM 6.     SELECTED FINANCIAL DATA.

      The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and the accompanying Notes presented elsewhere herein.

                                                     YEARS ENDED DECEMBER 31,
                              --------------------------------------------------------------------
                                  2001           2000          1999          1998          1997
                              -----------    -----------   -----------   -----------   -----------
                                           DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA
INCOME STATEMENT DATA
Net revenues(1) .........     $    26,485    $    26,429   $    25,455   $    32,569   $    70,144
Gross profit ............           5,243          7,962         8,695         9,021        15,942
(Loss) income from
   operations ...........         (14,646)           948           375           590       (59,672)
Net (loss) income .......         (14,505)         1,150           303          (935)      (61,218)
Basic and diluted net
   (loss) income per
   common share(2) ......     $     (1.38)   $      0.11   $      0.03   $     (0.09)  $     (6.17)
Weighted average
   Shares outstanding(2):
   Basic ................      10,602,525     10,138,552    10,138,552    10,104,999     9,921,374
   Diluted ..............      10,602,525     10,806,675    10,532,109    10,104,999     9,921,374


                                    23 of 70

                                                    AS OF DECEMBER 31,
                                  -----------------------------------------------------
                                    2001        2000       1999       1998       1997
                                  --------    --------   --------   --------   --------
BALANCE SHEET DATA
Current assets ................   $  2,760    $  3,122   $  3,362   $  4,016   $  9,958
Total assets ..................      8,065      14,693     15,230     16,035     43,600
Current liabilities ...........     11,530       8,108      9,664      9,464     37,604
Total long-term debt ..........        146          --         --      1,663     14,700
Redeemable Preferred Stock ....      3,904          --         --         --         --
Stockholders' (deficit) equity      (7,515)      6,425      5,270      4,962      4,713


(1) Net revenues for 2001 reflect service revenue and consulting revenue. Net revenues for 1999-2000 reflect service revenue. Net revenues for 1997-1998 reflect service revenue and patient service revenue.

(2) Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the dilutive effect of all stock options, shares contingently payable in connection with certain acquisitions and redeemable preferred stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (DOLLARS IN THOUSANDS)

CRITICAL ACCOUNTING POLICIES

      Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, intangible assets, income taxes, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      The following accounting policies are the most critical and could impact our results of operations.

REVENUE RECOGNITION

      Service revenue pertains to the Company's EAP and Managed Behavioral Healthcare segment primarily generated by capitated managed behavioral health and employee assistance programs. The fees are defined by contract and are primarily calculated on a fixed per-member per-month fee as services are performed. Capitated revenues are recognized in the


                                    24 of 70
month for which the member is entitled to services. Consulting revenues are associated with fees received for the design, funding and administration of compensation, benefit and retirement plans and are recorded as revenue as performed.

MEDICAL CLAIMS PAYABLE

      The Company records a liability for amounts owed for healthcare services incurred and not yet paid by the Company. Medical claims payable are estimated based upon authorized healthcare services, past claim payment experience for member groups, patient census data, actuarial data, and other factors. While the Company believes the estimate of this liability is adequate, actual results could differ from such estimates.

BAD DEBTS.

      The Company maintains an allowance for estimated losses resulting from the non-payment of accounts receivable. If the estimate is not sufficient to cover actual losses, the Company is required to take charges to its earnings.

DEFERRED TAXES

      A valuation allowance is established, if based on the weight of available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.

IMPAIRMENT OF INTANGIBLE ASSETS

      The Company reviews the realizability of long-lived assets, certain intangible assets and excess cost over fair value of net assets acquired whenever events or circumstances occur which indicate recorded cost may not be recoverable. If the expected undiscounted future cash flows are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value.

OVERVIEW

      The Company provides EAP and Managed Behavioral Healthcare services through full and shared risk arrangements with employers; health plans and managed care organizations to perform behavioral health services on a capitated per member per month basis. In addition, the Company provides an array of behavioral health services including: employee assistance programs ("EAP's"), third party clinical case management and claims administration. At December 31, 2001, Integra's contract service areas were principally concentrated in Connecticut, Delaware, Maryland, New Jersey, New York, Pennsylvania, Rhode Island, Virginia and Tennessee.

ACQUISITION OF GLOBAL BENEFITS SOLUTIONS, LLC AND SUBSEQUENT DISPOSITION

      On July 27, 2001, the Company acquired 100% of the membership units of Global Benefits Solutions LLC ("GBS") in a transaction valued at approximately $4,500. Through its GBS division, the Company provides consulting services with respect to the design, funding and administration of compensation, benefit and retirement plans. (See Note 5.)

      As more fully described in Note 1 and Note 20 to the Company's Consolidated Financial Statements, the Company subsequently sold this segment in April 2002 pursuant to a comprehensive restructuring plan.



                                    25 of 70

EAP AND MANAGED BEHAVIORAL HEALTHCARE

      Prior to 1994, the Company was not a direct provider of managed behavioral healthcare services. In 1994, the Company acquired the Integra managed behavioral healthcare company, which, at the time, was principally a regional provider of employee assistance programs. Subsequent to the acquisition of Integra, the Company continued to invest in additional systems and management infrastructure and began actively seeking full-risk capitation arrangements with health plans and other managed care organizations. With the completion of its sale and exit of the outpatient provider behavioral health group practice operations in 1998, the Company elected to change the name of the parent company from Apogee, Inc. to Integra, Inc. The Company believes the Integra name is well established and respected in the behavioral health market.

SEGMENT REPORTING

      Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), was adopted by the Company for 1998. This standard requires disclosure of segment information on the same basis used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company's operating segments are organized by product line. During 1999 and 2000, the Company had only one operating segment, EAP and Managed Behavioral Healthcare, for purposes of SFAS No. 131. In 2001, the Company began providing consulting and benefit plan design services as an additional segment.

      The Company's revenues derived from its EAP and Managed Behavioral Healthcare segment are primarily generated through capitated contracts. Revenues are generated entirely in the United States. Approximately 84% of this segment's revenues were generated by 10 customers of which 55% and 12% come from two specific health plan customers, respectively.

RESULTS OF OPERATIONS

      The Company's Consolidated Financial Statements include the accounts of the Company and all wholly-owned and beneficially-owned subsidiaries. All significant inter-company accounts and transactions, including management fees, have been eliminated.

      The following table sets forth, for the periods indicated, operating results of the Company:

                                                 YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                               2001        2000        1999
                                             --------    --------    --------
                                                  (DOLLARS IN THOUSANDS)
      Net revenues:
        Service revenue ..................   $ 25,802    $ 26,429    $ 25,455
        Consulting revenue ...............        683           0           0
                                             --------    --------    --------
        Total net revenues ...............     26,485      26,429      25,455

      Cost of revenues:
        Service costs ....................     21,012      18,467      16,760
        Consulting costs .................        230           0           0
                                             --------    --------    --------
        Total cost of revenues ...........     21,242      18,467      16,760

      Gross profit .......................      5,243       7,962       8,695


                                    26 of 70

      Selling and administrative expenses       8,954       6,784       6,632
      Provision for doubtful accounts ....        444         176          --
      Amortization of intangible assets
        and excess cost over fair value of
        net assets acquired ..............     10,620         494         488
      Restructuring and other charges, net       (129)       (440)      1,200
                                             --------    --------    --------
      (Loss) income from operations ......   $(14,646)   $    948    $    375
                                             ========    ========    ========

EAP and Managed Behavioral Healthcare Segment Revenue

      Service revenue for the EAP and Managed Behavioral Healthcare segment is comprised of the Company's portfolio of agreements with health plans, managed care organizations and employers to provide inpatient and outpatient behavioral health services. Revenues are primarily generated through capitated managed behavioral health and employee assistance programs. The fees are defined by contract and are primarily calculated on a fixed per member per month fee. Revenues under these contracts are recorded in the month for which the member is entitled to services. Generally, these membership contracts are on a one to three-year basis and are subject to various cancellation provisions which are typical of industry practice.

This segment had approximately 1,200,000, 1,150,000 and 1,200,000, covered lives at December 31, 2001, 2000 and 1999, respectively.

      The Company estimates the cost of providing services under these agreements, including a reserve for services incurred, but not reported, based upon authorized services, past claim payment experience for member groups, patient census data and other facts. The Company typically does not subcapitate the risk of providing services under these contracts, but arranges discounted fee-for-service rates with independent inpatient and outpatient behavioral health providers.

      Under capitated contracts, the Company is responsible for ensuring appropriate access to care for the covered participants and bears the risk for utilization levels and its pricing of the services performed under these contracts. The Company believes the future revenues under these contracts will exceed the costs of services it will be required to provide under the terms of the contracts. An underestimation in the utilization or price of services for these contracts could result in material losses to the Company. The Company maintains no re-insurance against the risk of loss under these contracts.

      EAP and Managed Behavioral Healthcare service revenue for 2001 decreased 2.4% to $25,802 from $26,429 in 2000. This decrease was primarily the result of the loss of two large EAP contracts, offset in part by the growth in membership in the Company's health plan customers. Service revenue for 2000 increased 3.8% to $26,429 from $25,455 in 1999. This increase was primarily a result of a net increase in membership for the capitated contracts.

Cost of Revenues

      EAP and Managed Behavioral Healthcare segment cost of revenues increased in 2001 to $21,012 from $18,467 in 2000. This increase was primarily the result of increased utilization by the population of contract members and included a significant increase subsequent to the events of September 11, 2001. EAP and Managed Behavioral Healthcare segment cost of revenues increased in 2000 to $18,467 from $16,760 in 1999. This increase was primarily a result of an


                                    27 of 70
additional investment by the Company in internal clinical and claims personnel as well as increased utilization by a larger population of contract members.

Consulting Segment Revenue and Related Costs

      With its acquisition of Global Benefits Solutions, LLC in August 2001, the Company began earning consulting revenue from the design, funding and administration of compensation, benefit and retirement plans. Revenue for the period ended December 31, 2001 totaled $683 with related cost of sales of $230.

      As more fully described in Note 1 and Note 20 of the Company's Consolidated Financial Statements, the Company later sold this division in April 2002 pursuant to a comprehensive restructuring plan.

Selling and Administrative Expenses

      Selling and administrative expenses are primarily comprised of corporate office, sales and administration. These expenses increased to $8,954 in 2001 from $6,784 in 2000 as a result of additional depreciation expense associated with the impairment of assets, severance payments to former executive officers, increased employee health benefit costs and travel expenses. Selling and administrative expenses increased to $6,784 in 2000 from $6,632 in 1999 as a result of increased investments in information systems personnel and consultants, and information systems-related depreciation.

Provision for Doubtful Accounts

      In 2001, the Company's provision for doubtful accounts of $444 was largely attributable to a billing dispute with one customer and the settlement of billing dispute with another customer. In 2000, the Company's provision for doubtful accounts of $176 was largely attributable to a billing dispute with one customer. The Company made no provision for doubtful accounts in 1999. The Company's EAP and Managed Behavioral Healthcare segment has historically had minimal provision for doubtful accounts.

Amortization of Intangible Assets and Excess Cost Over Fair Value of Net Assets Acquired

      Amortization and impairment charge of intangible assets and excess cost over fair value of net assets acquired was $10,620, $494 and $488 in 2001, 2000 and 1999, respectively. Approximately $130 of the increase in 2001 is attributable to amortization of the intangible asset associated with a significant contract acquired in the purchase of Global Benefits Solutions, LLC. Included in the 2001 total above is an impairment charge of excess cost over fair value of net assets acquired of $9,990.

The Company applies Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), which established accounting standards for the impairment of long-lived assets, certain identified intangible assets and goodwill related to those assets to be held and used and for long-lived assets and certain intangible assets to be disposed of. In accordance with SFAS 121, the Company reviews the realization of long-lived assets, certain intangible assets and goodwill whenever events or circumstances occur that indicate recorded costs may not be recoverable. The Company also reviews the overall recoverability of goodwill based primarily on estimated future undiscounted cash flows.


                                    28 of 70

      If over the remaining useful life of such assets, the expected undiscounted future cash flows are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. In estimating future cash flows, the Company uses a combination of recent operating results, financial forecasts and budgets, and management estimates and assumptions of factors such as growth and potential future changes when determining whether an asset is impaired.

      In view of the termination of a contract by its largest customer (more fully described in Note 1 and Note 20 to the company's Consolidated Financial Statements), the Company has determined that the undiscounted future cash flow from its EAP and Managed Behavioral Healthcare segment is insufficient to warrant the full recoverability of the recorded excess cost over fair value of net assets acquired and other intangible assets. Consequently, the Company recorded an impairment charge of $9,170 associated with this business segment as of December 31, 2001. In addition, the Company has written off $765 of capitalized internal use software associated with this business segment as of December 31, 2001, based on its estimated future cash flows.

      As a result of the loss of its major customers in its EAP and Managed Behavioral Healthcare segment, and the increased overhead burden that was expected to be borne by the Consulting segment, the Company determined that the excess cost over fair value of net assets acquired associated with GBS was not fully recoverable. In view of the sale of GBS in April 2002, the Company has determined that the undiscounted future cash flow from that segment was best evidenced by the net sale proceeds of that transaction. Consequently, the Company has written off excess cost over fair value of net assets acquired of $820 as of December 31, 2001 associated with the GBS segment.

Restructuring and Other Charges

      This charge is comprised of the following:

                                                   YEARS ENDED DECEMBER 31,
                                                  --------------------------
                                                   2001      2000      1999
                                                  ------    ------    ------
Restructuring charges .........................   $   --    $   --    $1,700
Long-term care and provider billing reserves ..   $   --    $   --       200
Change in estimate (restructuring of $129, $440
and $266 in 2001, 2000 and 1999 respectively,
provider billing of $434 in 1999) .............     (129)     (440)     (700)
                                                  ------    ------    ------
                                                  $ (129)   $ (440)   $1,200
                                                  ======    ======    ======

Restructuring Charges

      In January 2000, PsychPartners filed for protection under Chapter 11 of the Federal Bankruptcy Code. Based on discussions with PsychPartners personnel, as well as developments in the bankruptcy court, the Company understood that PsychPartners intended to discontinue all future operations and liquidate all existing assets to satisfy outstanding obligations. Under the terms of the Purchase Agreement, PsychPartners assumed responsibility for all facility leases associated with the practices sold. While the Company obtained assignment letters for many of those leases, due to the nature of both real estate and bankruptcy law, it is possible that the Company could be held responsible for a portion of those remaining lease obligations. The Company engaged special counsel and has evaluated its exposure with regard to this matter on an ongoing basis. There were approximately 35 open leases with approximately $2,500 in remaining payments under the lease terms, not including certain fees and expenses. The Company aggressively pursued resolution of this matter in terms most favorable to the Company.


                                    29 of 70

The Company recorded a charge of $1,700 at December 31, 1999, for this potential exposure. During 2001 and 2000 the Company paid $66 and $228 relating to both lease obligations and legal costs in connection with the settlement of these leases. The Company recognized $129 and $440 respectively in 2001 and 2000 in income to the extent that the amounts previously reserved exceeded the required settlement payments.

      In addition, PsychPartners defaulted on certain deferred contingent purchase price obligations which were part of the original acquisition agreements for practices previously purchased by Integra. These liabilities were assumed by PsychPartners under the terms of the Purchase Agreement. The Company believes that it has no remaining responsibility for these obligations, however, the former owners of these practices may choose to assert a claim against the Company. The Company estimates these claims may aggregate to $1,000. In February 2002, the Company received a demand for arbitration from an individual owner. The Company intends to vigorously contest any claims related to this matter.

      At December 31, 2001 and 2000, the Company had reserved $981 and $1,558, respectively, with respect to all PsychPartners related matters.

      In December 1997, the Company recorded a provision for restructuring pertaining to the Company's decision to divest the outpatient provider group practices operations that were not sold to PsychPartners, and to reorganize corporate office functions to reflect the exit from the outpatient business.

The following summarizes the Company's restructuring activity with regard to its divestiture of outpatient operations:


                                   BALANCE AT    CHANGE IN   AMOUNTS     BALANCE AT    CHANGE IN   AMOUNTS     BALANCE AT
                                  DECEMBER 31,   ESTIMATE    UTILIZED   DECEMBER 31,   ESTIMATE    UTILIZED   DECEMBER 31,
                                      1999         2000      IN 2000        2000         2001      IN 2001         2001
                                  ------------   --------    --------   ------------   --------    --------   ------------

Restructure and related charges      $2,284       $ (440)    $ (286)       $1,558       $ (129)    $ (448)       $  981

Long-term Care and Provider Billing Reserves

      In March 1998, the Company received notification that the Medicare Intermediary in California completed a post payment medical review of billings previously submitted and paid between 1990 and 1994. Based on the results of its review, the Intermediary has requested a refund of approximately $1,200. Services were denied primarily on the basis of medical necessity and incomplete documentation. The Company fully reserved for the above amount as of December 31, 1997. As more fully described under Legal Proceedings, the Company intends to continue to vigorously defend itself in this matter and has filed an appeal with the Medical Appeals Council. As of April 15, 2002, the Council has taken no action with respect to the Appeal.

      During the first half of 1999, the Company received notification of potential Medicaid program billing issues in Nevada in connection with services performed at the Company's former Nevada outpatient group practice subsidiaries that were sold by the Company at the end of 1997. Upon further review of the Company's former Nevada Medicaid billings, the Company determined that certain Nevada Medicaid billings of these former outpatient practices were not in accordance with Medicaid program regulations. In accordance with the Company's full disclosure policy, the Company disclosed this matter to the Nevada Medicaid program. In December 1999, the Company entered into a settlement agreement with the State of Nevada which resolved all claims against the Company relating to this matter. Terms of the settlement


                                    30 of 70
included a total payment of $455 plus interest at a simple rate of 7%. The Company paid the first installment payment of $228 in December 1999. The remaining installments that had been previously accrued were paid in June 2000 and January 2001.

      Although management believes that established reserves for the above matters are sufficient, it is possible that the final resolution of these matters may exceed the established reserves by an amount which could be material to the Company's results of operations. Due to the nature of these matters the Company cannot predict when they will be resolved. As noted below, the Company has incurred substantial net operating losses and has negative working capital. As such, failure to achieve a satisfactory outcome with respect to the Medicaid Intermediary matter discussed above could have a material adverse effect on the Company's financial condition.

Interest Expense-Related Party

      In March 2000, the Board of Directors approved the issuance of a warrant to purchase 50,000 shares of common stock to a significant stockholder who also serves on the Board of Directors of the Company, as well as the conditional issuance of an additional warrant to purchase 50,000 shares of common stock, with both issuances subject to the approval of the Company's stockholders. The Company's stockholders approved the issuances at the June 27, 2000 stockholders meeting. The warrant for the initial 50,000 shares of common stock was issued in connection with a temporary line of credit of $2,000 (the line of credit expired on March 1, 2001), which was extended to the Company by the stockholder/Board member in March 2000. The conditional warrant was subsequently issued because the Company was not able to obtain a line of credit from a financial institution to replace the line of credit extended by the stockholder/Board member prior to June 30, 2000. The warrants, which were granted on June 27, 2000 and June 30, 2000, respectively, each have a ten-year term and are exercisable at a price per share equal to the fair market value of a share of Common Stock on the date the warrants were granted ($.625 and $.6875, respectively). During the fourth Quarter of 2000, the significant stockholder advanced $300 that was repaid prior to December 31, 2000. Interest of $4 was paid with respect to this advance.

      In July 2001, the Board of Directors approved the issuance of a warrant to purchase 50,000 shares of Common Stock to the significant stockholder/Board member. The stockholder/Board member issued the warrants in connection with his loan of $1,000 to the Company. The warrants, which were granted on July 18, 2001, have a ten-year term and are exercisable at a price per share equal to the fair market value of a share of Common Stock ($1.20) on the date the warrants were granted. Generally accepted accounting principles call for the cost of the warrants to be treated as interest expense and accordingly, $22 and $5 of interest expense has been recognized for 2001 and 2000 respectively.

      In 2001, interest of $26 was paid with respect to the $1,000 loan, which is more fully described in Note 18 to the Company's Consolidated Financial Statements.

Liquidity and Capital Resources

      Net cash used in operations was $1,282 in 2001, compared to net cash provided by operations of $1,268 in 2000. Cash and cash equivalents decreased by $713 to $99 at December 31, 2001 from $812 at December 31, 2000. The December 31, 2000 balance was $106 more than the amount of cash and cash equivalents of $706 at December 31, 1999. Capital expenditures principally relate to property, software and equipment of $962, $1,005 and $936 in 2001, 2000 and 1999 respectively.



                                    31 of 70

      As of December 31, 1999, the Company was in default of certain covenants contained in its credit facility with a Bank (the "Facility"), principally related to capital expenditures for computer equipment. There were no borrowings outstanding under the Facility at December 31, 1999. The Company was not able to obtain a waiver from the Bank, and the Bank subsequently withdrew the Facility. In order to meet potential cash flow demands through December 31, 2000, the Company obtained a commitment from a significant stockholder and member of the Company's Board of Directors to advance the Company up to $2,000 through March 1, 2001 (refer to Note 18 of the Notes to the Company's Consolidated Financial Statements for discussion of the terms of the commitment). During the Fourth Quarter of 2000, $300 was advanced under this line of credit that was repaid in full prior to December 31, 2000. Consequently there were no amounts outstanding as of December 31, 2000 with respect to this commitment.

      In order to meet potential cash flow demands for 2001, in March 2001 the Company, obtained a commitment from the significant stockholder/Board member to advance up to $1,000 through March 2002. In July 2001, the Company drew the entire amount available under the $1,000 line of credit provided by the significant stockholder/Board member to reduce its medical claims payable.

      At December 31, 2001 the Company had a working capital deficit of $8,770. Of this amount, $4,466 pertains to medical claims payable attributable to two customers (HeathNow and Fidelis) of the Company. In accordance with New York State Law, these customers remain primarily liable for these amounts. The Company is in negotiation with the above customers to establish a payment plan to reimburse the customers for these amounts, but there can be no assurance that a satisfactory payment plan can be arranged. Failure to achieve a satisfactory payment plan could have a material adverse effect on the Company's financial condition. The Company's working capital deficit was also attributable in part to accrued liabilities aggregating to $2,204 that pertain to reserves established for restructuring as well as long-term care and other provider billing matters.

      As further discussed in Note 8 of the Notes to the Company's Consolidated Financial Statements, in December 2000, the Company entered into a credit facility with a local bank that allows for up to $650 ($625 outstanding at December 31, 2001) in borrowings subject to a formula based upon eligible accounts receivable.

      As of December 31, 2001, the Company is in default with respect to the minimum net income covenant of that facility. The facility is scheduled to expire on May 31, 2002 and the Bank has indicated its unwillingness to extend the facility beyond that date.

      The Company's current ratio and working capital are set forth below for the dates indicated:

                                   DECEMBER 31,      DECEMBER 31,
                                       2001              2000
                                   ------------      ------------
      Current Ratio                    .24:1             .38:1
      Working Capital deficit        $(8,770)          $(4,988)

      The Company incurred a net loss of $14,505 during 2001. The Company has reported negative working capital of $8,770, $4,988 and $6,302 in 2001, 2000, and 1999, respectively.


                                    32 of 70

As of December 31,2001, the Company had outstanding lines of credit of $1,625 (See Note 8 to the Consolidated Financial Statements for more detailed information) that expire during 2002. In addition, the Company anticipates that it will not generate significant cash from operations during 2002.

      On March 4, 2002, the Company received notification from its largest customer (representing approximately 55% of its 2001 revenue) that it was terminating its contract with the Company effective June 1, 2002. In response to the termination of the service contract, the Company began the implementation of a comprehensive restructuring plan more fully described in Note 1 of the Consolidated Financial Statements. The effects of the plan will be to significantly reduce the Company's expenditures to be commensurate with the significantly reduced revenues as compared with 2001. Consequently, the Company will be significantly smaller in terms of revenues, assets and employees in 2002.

      The Company will require the extension and or renewal of its current lines of credit, as well as additional debt or equity financing, which all of may not be readily available to support its operations.

      All of these factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. As such, the Company's independent auditors have included an explanatory paragraph in their report on the Company's December 31, 2001 financial statements relating to the going concern uncertainty.

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

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No.'s 141 and 142, "Business combinations" and "Goodwill and Other Intangibles." FASB 141 requires all business combinations initiated after July 1, 2001 to be accounted for using the purchase method. FASB 142 concluded that purchased goodwill would not be amortized but would be reviewed for impairment when certain events indicate that the goodwill of a reporting unit is impaired. The impairment test will use a fair-value based approach, whereby if the implied fair value of a reporting unit's goodwill is less than its carrying amount, goodwill would be considered impaired. FASB 142 does not require that goodwill be tested for impairment upon adoption unless an indicator of impairment exists at that date. However, it would require that a benchmark assessment be performed for all existing reporting units within six months of the date of adoption. The new goodwill applies not only to goodwill arising from acquisitions completed after the effective date, but also to goodwill previously recorded. In accordance with SFAS 141, the Company did not amortize the goodwill associated with the acquisition of GBS on July 27, 2002. The Company will adopt FASB 142 in the first quarter of 2002 and is in the process of determining the impact, if any, of these pronouncements on its financial position and results of operations.


                                    33 of 70

      In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") was issued, which significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This statement supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", and the provisions of Accounting Principles Board Opinion 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" that relate to reporting the effects of a disposal of a segment of a business. The Company does not anticipate any adjustment associated with the adoption of SFAS No. 144 effective January 1, 2002.


ITEM 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Not applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                            Page
                                                                            ----
Reports of Independent Auditors.........................................     35
Consolidated Balance Sheets as of December 31, 2001
and December 31, 2000...................................................     37
Consolidated Statements of Operations For the Years
Ended December 31, 2001, 2000, and 1999.................................     38
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the Years Ended December 31, 2001, 2000, and 1999...................     39
Consolidated Statements of Cash Flows For the Years
Ended December 31, 2001, 2000, and 1999.................................     40
Notes to Consolidated Financial Statements..............................     41
Schedule II Valuation and Qualifying Accounts...........................     70


                                    34 of 70

                         REPORT OF INDEPENDENT AUDITORS


To the Stockholders and Board of Directors of Integra, Inc.

We have audited the accompanying consolidated balance sheet of Integra, Inc. as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. Our audit also included the 2001 financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integra, Inc. at December 31, 2001, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related 2001 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company incurred a net loss of $14,505,000 in 2001 and had a working capital deficit of $8,770,000 at December 31, 2001. Further, the Company's lines of credit expire in 2002 and contracts with the Company's two largest customers have not been renewed. The Company does not anticipate generating significant cash flows from operations in 2002. As a result, the Company requires extensions on its lines of credit and/or additional debt for equity financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.






                                       /s/ Ernst & Young LLP

Philadelphia, PA
April 8, 2002



                                    35 of 70

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Integra, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14(a)(1) on page 70 present fairly, in all material respects, the financial position of Integra, Inc. and its subsidiaries at December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                                /s/ Pricewaterhouse Coopers LLP

Philadelphia, PA
March 30, 2001

                                    36 of 70

                           CONSOLIDATED BALANCE SHEETS

                                                                                      DECEMBER 31,
                                                                        -----------------------------------------
                                                                        (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                               ASSETS                                             2001           2000
                                                                                --------       --------
Current assets:
     Cash and cash equivalents                                                  $     99       $    812
     Assets restricted for the settlement of unpaid claims                           901          1,000
     Accounts receivable, net of allowance for doubtful
         accounts                                                                  1,101            605
     Other accounts receivable                                                       342            359
     Other current assets                                                            317            346
                                                                                --------       --------

          Total current assets                                                     2,760          3,122

Property and equipment, net                                                        1,238          1,902
Intangible assets, net                                                               470              0
Excess cost over fair value of net assets acquired, net                            3,597          9,669
                                                                                --------       --------
                                                                                $  8,065       $ 14,693
                                                                                ========       ========

                    LIABILITIES AND STOCKHOLDERS'
                           EQUITY(DEFICIT)
Current liabilities:
     Accounts payable                                                           $  1,861       $  1,054
     Medical claims payable                                                        4,700          3,321
     Line of credit - bank                                                           625              0
     Line of credit - related party                                                1,000              0
     Current portion of long term debt                                               176              0
     Accrued expenses and other current liabilities                                3,168          3,733
                                                                                --------       --------
          Total current liabilities                                               11,530          8,108

Long-term debt                                                                       146              0
Deferred income tax liability                                                          0            160
                                                                                --------       --------

                  Total liabilities                                               11,676          8,268
                                                                                --------       --------

Commitments and contingencies
Redeemable convertible preferred stock                                             3,904              0
Stockholders' equity (deficit):
     Common stock, $.01 par value, 20,000,000
        shares authorized; issued and outstanding
        11,251,052 and 10,138,552, in 2001 and 2000, respectively                    112            101
     Capital in excess of par value                                               88,197         87,513
     Accumulated deficit                                                         (95,824)       (81,189)
                                                                                --------       --------
                  Total stockholders' equity (deficit)                            (7,515)         6,425
                                                                                --------       --------
                                                                                $  8,065       $ 14,693
                                                                                ========       ========

The accompanying notes are an integral part of these financial statements

                                    37 of 70

                                  INTEGRA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------------------------
                                                                      (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                                            2001               2000               1999
                                                                        ------------       ------------       ------------
Revenue                                                                 $     26,485       $     26,429       $     25,455
Costs of sales                                                                21,242             18,467             16,760
                                                                        ------------       ------------       ------------

Gross profit                                                                   5,243              7,962              8,695
Selling and administrative expenses                                            8,954              6,784              6,632
Restructuring and other charges                                                 (129)              (440)             1,200
Provision for doubtful accounts                                                  444                176                 --
Amortization and impairment charge of intangible assets and excess
      cost over fair value of net assets acquired                             10,620                494                488
                                                                        ------------       ------------       ------------
(Loss) income from operations                                                (14,646)               948                375
Non-operating (income)expenses:
      Interest expense - related party                                            26                  9                 --
      Interest income                                                            (56)               (75)
      Interest expense                                                            49                                    26
                                                                        ------------       ------------       ------------
(Loss) income before income taxes                                            (14,665)             1,014                349
Income tax (benefit)provision                                                   (160)              (136)                46
                                                                        ------------       ------------       ------------
Net (loss) income                                                            (14,505)      $      1,150       $        303
Preferred stock dividend                                                         130                  0                  0
                                                                        ------------       ------------       ------------
Net (loss) income allocable to common shareholders                      $    (14,635)      $      1,150       $        303
                                                                        ============       ============       ============
Basic and diluted net (loss) income per common share                    $      (1.38)      $       0.11       $       0.03
                                                                        ============       ============       ============
Weighted average shares outstanding:
      Basic                                                               10,602,525         10,138,552         10,138,552
                                                                        ============       ============       ============
      Diluted                                                             10,602,525         10,806,675         10,532,109
                                                                        ============       ============       ============

The accompanying notes are an integral part of these financial statements.

                                    38 of 70

                                  INTEGRA, INC.
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                                 EQUITY(DEFICIT)
                                 (IN THOUSANDS)

                                                   COMMON SHARES
                                                ---------------------    CAPITAL IN
                                                                          EXCESS OF     ACCUMULATED     DEFERRED
                                                NUMBER      PAR VALUE     PAR VALUE       DEFICIT     COMPENSATION      TOTAL
                                                ------      ---------     ---------       -------     ------------      -----
Balance at December 31, 1998                     10,139           101        87,508       (82,642)            (5)         4,962
Amortization of deferred compensation                                                                          5              5
Net income                                                                                    303                           303
                                               --------      --------      --------      --------       --------       --------
Balance at December 31, 1999                     10,139      $    101      $ 87,508      $(82,339)            --       $  5,270
Issuance of warrants for financing
guarantee                                                                         5                                           5

Net income                                                                                  1,150                         1,150
                                               --------      --------      --------      --------       --------       --------
Balance at December 31, 2000                     10,139      $    101      $ 87,513      $(81,189)            --       $  6,425

Preferred dividends paid                                                                     (130)                         (130)
Issuance of warrants for issuance of debt                                        22                                          22
Issuance of common stock                          1,112            11           662                                         673


Net loss                                                                                  (14,505)                      (14,505)
                                               --------      --------      --------      --------       --------       --------
Balance at December 31, 2001                     11,251           112        88,197       (95,824)            --         (7,515)
                                               ========      ========      ========      ========       ========       ========


The accompanying notes are an integral part of these financial statements.

                                    39 of 70

                                  INTEGRA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                          ------------------------
                                                                                     2001          2000           1999
                                                                                     ----          ----           ----
                                                                                           (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net (loss) income                                                                (14,505)      $  1,150       $    303
  Adjustments to reconcile net (loss)income to net cash (used in)provided by operations:
    Depreciation and amortization                                                    2,364          1,426          1,248
    Loss on abandonment of equipment                                                    --             31             --
    Provision for doubtful accounts                                                    444            176             --
    Issue of warrant for financing guarantee                                            22              5             --
    Deferred tax provision                                                            (160)          (136)           (60)
    Impairment of intangible assets                                                  9,990             --             --
    Restructuring and other charges                                                   (129)          (440)         1,200
  Changes in assets and liabilities, net of effects of businesses acquired:
    Decrease(increase) in assets restricted for the settlement of
    unpaid claims                                                                       99             --         (1,000)
    (Increase)decrease in accounts receivable                                         (290)           217           (323)
    Decrease(increase) in other current assets                                          29            (45)          (161)
    Increase(decrease) in accounts payable                                             503            777           (317)
    Increase(decrease) in reserve for unpaid claims                                  1,379            (64)            --
    (Decrease)increase in accrued expenses and other current liabilities
                                                                                    (1,028)        (1,829)           383
    (Decrease) increase in other assets and
      other liabilities                                                                 --             --             58
                                                                                  --------       --------       --------
    Net cash (used in) provided by operating activities                             (1,282)         1,268          1,331
                                                                                  --------       --------       --------

Cash flows from investing activities:
   Additional payments for businesses
     acquired in prior years                                                            --           (157)          (591)
   Purchases of property and equipment                                                (962)        (1,005)          (936)
                                                                                  --------       --------       --------

  Net cash used in investing activities                                               (962)        (1,162)        (1,527)
                                                                                  --------       --------       --------

Cash flows from financing activities:
  Proceeds from lines of credit                                                      1,625             --             --
  Principal payments on debt obligations                                               (37)            --         (1,550)
   Payment of preferred stock dividends                                               (130)            --             --
   Proceeds from issuance of common stock                                               73             --             --
                                                                                  --------       --------       --------

  Net cash provided by (used in) financing activities                                1,531             --         (1,550)
                                                                                  --------       --------       --------

Net (decrease) increase in cash and cash equivalents                                  (713)           106         (1,746)
Cash and cash equivalents at beginning of period                                       812            706          2,452
                                                                                  --------       --------       --------
Cash and cash equivalents at end of period                                        $     99       $    812       $    706
                                                                                  ========       ========       ========
Supplemental disclosures of cash flow information:
         Interest paid                                                            $     75       $      4       $     77
                                                                                  ========       ========       ========
         Income taxes paid                                                        $      0       $      4       $    210
                                                                                  ========       ========       ========

The accompanying notes are an integral part of these financial statements.

                                    40 of 70

                                  INTEGRA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (Dollars in Thousands)

NOTE 1 -- ORGANIZATION AND OPERATION

         Integra, Inc. ("Integra" or the "Company"), a Delaware corporation, was formed to provide behavioral health services and commenced operations on March 15, 1991. Until 1998, the Company was called Apogee, Inc. Apogee purchased substantially all of the assets of Integra, Inc. in 1994. The Company today provides employee assistance programs ("EAP") and managed behavioral health services through full and shared risk arrangements with employers, health plans and managed care organizations. In addition, during 2001, by virtue of an acquisition (more fully described in Note 5), the Company began providing consulting services with respect to the design, funding and administration of compensation, benefit and retirement plans. At December 31, 2001, Integra's contract service areas were principally concentrated in Connecticut, Delaware, Maryland, New Jersey, New York, Pennsylvania, Rhode Island, Virginia and Tennessee.

Going Concern

         The Company incurred a net loss of $14,505 during 2001 and had a working capital deficit of $8,770 at December 31, 2001. (See Note 3) The contract with the Company's second largest customer expired on December 31, 2001. On March 4, 2002, the Company received notification from its largest customer (representing approximately 55% of its 2001 revenue) that it was terminating its contract with the Company effective June 1, 2002. Furthermore, the Company has outstanding lines of credit of $1,625 that expire during 2002. (See Note 8 and Note 18) In addition, the Company anticipates that it will not generate significant cash from operations during 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Consequently, the Company will require the extension and or renewal of its current lines of credit as well as additional debt or equity financing, which may not be readily available, to support its operations.

     Further, in response to the termination of this service contract, the Company began the implementation of a comprehensive restructuring plan in 2002. The plan is based upon an evaluation of the Company's current services, existing contracts, available technology, customer relationships, position in the marketplace and its financial position. A summary of management's actions completed thus far, as well as certain actions initiated to date, are expected to address the financial conditions described above, include the following:

    - Commenced discussions with its significant stockholder/Board member with respect to extending the maturity date of the $1,500 line of credit;

    - Reduced the Company's cash usage through workforce reductions to achieve personnel levels commensurate with continuing revenue;

    - Commenced negotiations with the Company's landlord to reduce leased space by 50%;

                                    41 of 70

                                  INTEGRA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    - Commenced discussions with two former customers to establish payment schedules with respect to medical claims payable assumed by these customers in connection with the cessation of the contracts with these customers;

    - Sold a subsidiary that performed services that were inconsistent with the Company's core business and eliminated $3,904 in redeemable convertible preferred stock and approximately $550 in other related liabilities associated with this subsidiary;

    - Establish a detailed budget to manage the upcoming year's operating activity with strict adherence to budgeted amounts; and

    - Abandoned recently instituted operating system technology with return to previous system with a performance level that is better suited to the volume of continuing business.

The Company believes that these actions will allow it to continue as a going concern.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

         The Consolidated Financial Statements include the accounts of the Company and all wholly-owned subsidiaries. All significant intercompany accounts and transactions, including management fees, have been eliminated.

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


Assets restricted for the settlement of unpaid claims

         At December 31, 2001 and 2000, $901 and $1,000 respectively of interest-bearing cash was held for the payment of claims under the terms of a managed care contract and was classified as an asset restricted for the settlement of unpaid medical claims on the balance sheet.

Allowance for doubtful accounts

         The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific payors, historical trends and other information.

                                    42 of 70

                                  INTEGRA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Management believes the allowance for doubtful accounts is adequate to provide for normal credit losses.

Revenue recognition

         Service revenue pertains to the Company's EAP and Managed Behavioral Healthcare segment and is primarily generated by capitated managed behavioral health and employee assistance programs. The fees are defined by contract and are primarily calculated on a fixed per-member per-month fee. Capitated revenues are recorded and typically received in the month for which the member is entitled to services.

         Consulting revenue is associated with respect to fees received for the design, funding and administration of compensation, benefit and retirement plans. Consulting revenues are earned as the services are performed.

Property and equipment

         Property and equipment are stated at cost less accumulated depreciation and amortization. Additions and betterments are capitalized and maintenance and repairs are charged to current operations. Internal-use software is capitalized in accordance with AICPA Statement of Position 98-1 (SOP 98-1). The cost of assets retired or otherwise disposed of and the related accumulated depreciation and amortization are removed from the accounts and the gain or loss on such dispositions is reflected in current operations. Depreciation is provided using the straight-line method. Estimated useful lives of the assets are:


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

                                    43 of 70

                                  INTEGRA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

         In view of the Company's performance in 2001 and termination of contracts by its largest customers (more fully described at Note 1 and Note 20), the Company has determined that the undiscounted future cash flow from its EAP and Managed Behavioral Healthcare segment is insufficient to warrant the full recoverability of the recorded excess cost over fair value of net assets acquired and other intangible assets. Consequently, the Company has recorded an impairment charge of $9,170 associated with this business segment as of December 31, 2001. In addition, the Company has written off $765 of capitalized internal use software associated with this business segment as of December 31, 2001, based on its estimated future cash flows.

         As a result of the loss of its largest customer in its EAP and Managed Behavioral Healthcare segment, and the increased overhead burden that was expected to be borne by the Consulting segment, the Company determined that the excess cost over fair value of net assets acquired associated with GBS was not fully recoverable. In view of the sale of GBS in April 2002, the Company has determined that the undiscounted future cash flow from that segment was best evidenced by the net sale proceeds of that transaction. Consequently, the Company has written off excess cost over fair value of net assets acquired of $820 as of December 31, 2001, associated with the GBS segment.

Financial instruments

         The carrying value of cash and cash equivalents, accounts receivable and payable and accrued liabilities approximates fair value due to the short-term maturities of these assets and liabilities.

Medical Claims Payable

         This liability relates to amounts owed for healthcare services authorized or incurred and not yet paid by the Company. Medical claims payable are estimated based upon authorized healthcare services, past claim payment experience for member groups, patient census data, actuarial data, and other factors. While the Company believes the estimate of this liability is adequate, actual results could differ from such estimates.

                                    44 of 70

                                  INTEGRA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Income taxes

         The Company accounts for certain items of income and expense in different time periods for financial reporting and income tax purposes. Provisions for deferred income taxes are made in recognition of such temporary differences, where applicable. A valuation allowance has been established against the Company's deferred tax assets as the Company has concluded that it is unlikely the benefit will be realized.

Earnings per share

         Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the dilutive effect of all stock options and warrants, convertible preferred stock, and shares contingently payable in connection with certain acquisitions. The difference between the basic average number of shares outstanding and the diluted average number of shares outstanding at December 31, 2000 and 1999 is due to the treasury stock method calculation of the impact of unexercised stock options granted under the Company's stock option plan and warrants issued in 1998 in connection with a financing guarantee made by certain investment partnerships which were significant stockholders of the Company which is discussed further in Note 19. Basic and diluted earnings per share are the same for 2001 as the conversion of preferred stock and exercise of options and warrants would be anti-dilutive as a result of the current year loss. The computation of dilutive earnings per share excludes approximately 2,200,000, 348,000 and 261,000, for 2001, 2000, and 1999, respectively, of common stock equivalents because their inclusion would have been anti-dilutive in the periods presented.

Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement for financial position and measure those instruments at fair value. SFAS No. 133 was adopted by the Company beginning with its fiscal quarter ending March 31, 2001 and it did not have a material effect on the Company's consolidated financial statements.

         In March 2000, the FASB issued interpretation No. 44, or Fin 44 "Accounting for Certain Transactions Involving Stock Compensation," which is an interpretation of Accounting Principles Board Opinion No. 25, or APB Opinion 25. This interpretation clarifies the definition of an employee noncompensatory plan, accounting consequences of various modifications to previously fixed stock options or awards and the exchange of stock compensation awards in a business combination. The adoption of FIN 44 did not have an impact on the Company's consolidated financial statements.

      In July 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No.'s 141 and 142, "Business combinations" and "Goodwill and Other Intangibles." FASB 141 requires all

                                    45 of 70

                                  INTEGRA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


business combinations initiated after July 1, 2001 to be accounted for using the purchase method. FASB 142 concluded that purchased goodwill would not be amortized but would be reviewed for impairment when certain events indicate that the goodwill of a reporting unit is impaired. The impairment test will use a fair-value based approach, whereby if the implied fair value of a reporting unit's goodwill is less than its carrying amount, goodwill would be considered impaired. FASB 142 does not require that goodwill be tested for impairment upon adoption unless an indicator of impairment exists at that date. However, it would require that a benchmark assessment be performed for all existing reporting units within six months of the date of adoption. The new goodwill applies not only to goodwill arising from acquisitions completed after the effective date, but also to goodwill previously recorded. In accordance with SFAS 141, the Company did not amortize the goodwill associated with the acquisition of GBS on July 27, 2002. The Company will adopt FASB 142 in the first quarter of 2002 and is in the process of determining the impact, if any, of these pronouncements on its financial position and results of operations.

         In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") was issued, which significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This statement supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", and the provisions of Accounting Principles Board Opinion 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" that relate to reporting the effects of a disposal of a segment of a business. The Company does not anticipate any adjustment associated with the adoption of SFAS No. 144 effective January 1, 2002.


NOTE 3 -- LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2001, the Company had a working capital deficit of $8,770. Of this amount $4,466 pertains to medical claims payable attributable to two former customers of the Company. In accordance with New York State Law, these customers remain primarily liable for these amounts and have assumed the responsibility for satisfying these claims. The Company is in negotiation with these former customers to establish a payment plan to reimburse the customers for these amounts, but there can be no assurance that a satisfactory payment plan can be arranged. Failure to achieve a satisfactory plan could have a materially adverse effect on the Company's financial condition. The working capital deficit was also attributable in part to accrued liabilities of $2,204 that relate to reserves established for restructuring matters as well as long-term care and other provider billing matters.

         As further discussed in Note 8 of the Notes to the Company's Consolidated Financial Statements, in December 2000, the Company entered into a credit facility with a local bank that allows for up to $650 ($625 outstanding at December 31, 2001) in borrowings subject to a formula based upon eligible accounts receivable).

                                    46 of 70

                                  INTEGRA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The Company is in default with respect to the minimum net income covenant of that facility. The facility is scheduled to expire on May 31, 2002, and the Bank has indicated its unwillingness to extend the facility beyond that date.


NOTE 4 -- ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following:

                                                                            DECEMBER 31,
                                                                           --------------
                                                                           2001      2000
                                                                           ----      ----
        Service revenue receivables..............................           $792     $826
        Consulting and commission revenue receivables............            684        0
                                                                          ------     ----
           Total accounts receivable.............................          1,476      826
                  Less:  Allowance for doubtful accounts.........            375      221
                                                                             ---      ---
        Accounts receivable, net.................................         $1,101     $605
                                                                          ======     ====


NOTE 5 -- BUSINESS ACQUISITIONS

         On July 27, 2001 the Company acquired 100% of the membership units of Global Benefits Solution, LLC ("GBS") in a transaction valued at approximately $4,500. The acquisition was accounted for using the purchase method of accounting. The results of operations of the acquired business is included in the Consolidated Financial Statements from the date of acquisition.

         The purchase price was satisfied via the issuance of 1,000,000 shares of the Company's common stock and 97,600 shares of the Company's Preferred Stock valued at $600 and $3,904, respectively. The Preferred Stock pays dividends on a quarterly basis at a rate of eight percent (8%) per annum and is subject to mandatory redemption at $40 per share on July 27, 2006. In addition, the Preferred Stock is convertible into common stock of the Company at a rate of 1 common share for each $4 of preferred stock.

See Note 20 for information regarding disposition of GBS in April 2002.

         The following financial information illustrates the condensed post-acquisition balance sheet as of the acquisition date and the results of operations as though the company had acquired GBS at the beginning of the year ended December 31, 2001 and as of August 1, 2000 (date of GBS' inception) for the year ended December 31, 2000.

                                    47 of 70

                                  INTEGRA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                             JULY 27, 2001
                                             -------------
Accounts receivable, net                          633
Computer, software and hardware, net               45
Intangible asset and excess cost over
  fair value of net assets acquired             5,017
                                                -----
Total Assets                                   $5,695
                                               ======

Current liabilities                               304
Accrued liabilities                               592
Long-term debt                                    295
Total Stockholders Equity                       4,504
                                                -----
Total Liabilities and equity                   $5,695
                                               ======

                                         YEAR ENDED DECEMBER 31,
                                         -----------------------
                                            2001           2000
                                         --------       --------
Revenues                                 $ 26,976       $ 26,504
Net (loss) income                        $(13,984)      $  1,206
                                         --------       --------
Net (loss) income per diluted share      $  (1.32)      $    .11
                                         ========       ========

         In connection with certain prior acquisitions, the Company entered into contractual arrangements whereby additional shares of the Company's common stock and cash may be issued to former owners of acquired companies upon attainment of specified financial criteria. The number of shares of common stock to be issued cannot be determined until the earn-out periods expire and the attainment of criteria is established. If such criteria are attained, but not exceeded, the Company will be obligated to make cash payments. Under the terms of the Purchase and Sale Agreement with PsychPartners, the Company's obligation for contingent consideration for periods subsequent to the closing date for the practices acquired was assumed by PsychPartners.

         The Company paid $0, $150, and $591 in cash and issued no shares of common stock in 2001, 2000, and 1999, respectively, in connection with businesses acquired in prior years. This consideration was accounted for as additional excess cost over fair value of net assets acquired.

                                    48 of 70

                                  INTEGRA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 6 -- PROPERTY AND EQUIPMENT

                                                       DECEMBER 31,
                                                    ------------------
                                                     2001        2000
                                                    ------      ------
Furniture, fixtures and leasehold improvements      $  514      $  427
Office equipment                                       244         237
Computer hardware                                    1,400       1,255
Computer software                                    3,268       2,436
                                                    ------      ------
                                                     5,426       4,355
Less: Accumulated depreciation                       4,188       2,453
                                                    ------      ------
                                                    $1,238      $1,902
                                                    ======      ======

Computer Software includes $667 and $358 of costs capitalized in 2001 and 2000, respectively pursuant to SOP 98-1.

Depreciation expense was $1,735, $864, and $760, for 2001, 2000, and 1999,
respectively. The Company evaluated its software for impairment on December 31, 2001 based on estimated future cash flows and recorded a write down of $765 as part of the total asset impairment charge.

NOTE 7 -- INTANGIBLE ASSETS AND EXCESS COST OVER FAIR VALUE OF NET ASSETS
          ACQUIRED

INTANGIBLE ASSETS                                            DECEMBER 31,
-----------------                                           --------------
                                                            2001      2000
                                                            ----      ----
Separately identifiable asset - GBS long-term contract      $600      $  0
Covenants not to compete                                       0        39
                                                            ----      ----
                                                             600        39
Less: Accumulated amortization                               130        39
                                                            ----      ----
                                                            $470      $  0
                                                            ====      ====

EXCESS COST OVER FAIR VALUE OF NET ASSETS ACQUIRED                             DECEMBER 31,
                                                                            --------------------
                                                                             2001         2000
                                                                            -------      -------
  Excess cost over fair value of net assets acquired - EAP and Managed
  Behavioral Healthcare segment                                             $     0      $11,814
  Excess cost over fair value of net assets acquired - GBS segment            3,597            0
                                                                            -------      -------
                                                                              3,597       11,814
  Less: Accumulated amortization                                                  0        2,145
                                                                            -------      -------
                                                                            $ 3,597      $ 9,669
                                                                            =======      =======

                                    49 of 70

                                  INTEGRA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         In view of the termination of contracts by its largest customers (more fully described at Note 1 and Note 20), the Company has determined that the undiscounted future cash flow from its EAP and Managed Behavioral Healthcare segment is insufficient to warrant the full recoverability of the recorded excess cost over fair value of net assets acquired and other intangible assets. Consequently, the Company has recorded an impairment charge for the remaining unamortized balance of $9,170 associated with this business segment as of December 31, 2001.

         In conjunction with the acquisition of Global Benefit Solution LLC on July 27, 2001, the Company recorded an intangible associated with a specific contract with 23 months remaining as of the date of the acquisition. The Company is amortizing the intangible asset ratably over the remaining term of the contract. In addition, the Company recorded $4,417 of excess cost over fair value of net assets acquired associated with the acquisition. As a result of the loss of its largest customer in its EAP and Managed Behavioral Healthcare segment, and the increased overhead burden that was expected to be borne by the consulting segment, the Company determined that the excess cost over fair value of net assets acquired was not fully recoverable. In view of the sale of GBS in April 2002, the Company has determined that the undiscounted future cash flow from that segment was best evidenced by the net sale proceeds of that transaction. Consequently, the Company has written off excess cost over fair value of net assets acquired of $820 as of December 31, 2001 associated with this segment.

NOTE 8 - LINES OF CREDIT AND DEBT

         In December 2000, the Company entered into a credit facility with a local bank that allows for up to $500 (subsequently increased to $650 in March
2001) in borrowings based upon eligible accounts receivable. Interest at prime plus 1 1/2% is due on a monthly basis. There were borrowings outstanding as of December 31, 2001, of $625. The loan is collateralized by substantially all of the assets of the Company and expires on May 31, 2002. The credit facility requires the Company to comply with certain financial covenants including achieving minimum levels of net income and net worth. The Company was not in compliance with the minimum net income covenant at December 31, 2001.

         See Note 18, Related Party Transactions, for a discussion of borrowings associated with a significant shareholder.

         In connection with the acquisition of Global Benefits Solutions, LLC, the Company assumed long term debt due a prior shareholder of that entity. The note payable balance was $295 at the date of acquisition and $258 at December 31, 2001, of which $148 and $110 is payable in 2002 and 2003, respectively. Principal and interest on the note is due quarterly through August 2, 2003 at 6.5% per annum.

                                    50 of 70

                                  INTEGRA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         In addition, the Company entered into capital lease obligation for computer equipment. As of December 31, 2001, the capital lease obligation was $64, of which $28 and $36 is payable in 2002 and 2003, respectively.

NOTE 9 -- INCOME TAXES

         The components of the provision for income tax expense for 2001, 2000, and 1999 are as follows:

                         YEARS ENDED DECEMBER 31,
                         ------------------------
                       2001        2000        1999
                      -----       -----       -----
Current:
         Federal         --          --          --
         State           --          --         106
                      -----       -----       -----
                          0           0         106
                      -----       -----       -----
Deferred:
         Federal       (136)       (150)         --
         State          (24)         14         (60)
                      -----       -----       -----
                       (160)       (136)        (60)
                      -----       -----       -----
                      $  (0)      $(136)      $  46
                      =====       =====       =====

Deferred tax assets (liabilities) comprise the following:

                                                                                             DECEMBER 31,
                                                                                       -----------------------

                                                                                         2001           2000
                                                                                         ----           ----
Net operating loss carryforwards                                                       $ 18,337       $ 15,157
Temporary differences pertaining to amortization and
     depreciation                                                                         2,014             --
Accruals and reserves not currently deductible
     for tax purposes                                                                       884          1,306
                                                                                        -------       --------
Gross deferred tax assets                                                                21,235         16,463
Valuation allowance                                                                     (21,235)       (15,663)
                                                                                        -------       --------
Total deferred tax assets                                                                    --            800
Temporary differences pertaining to amortization and depreciation                            --           (960)
                                                                                        -------       --------
Net deferred tax liabilities                                                           $     --       $   (160)
                                                                                       ========       ========

The reconciliation of the federal statutory tax rate to the effective tax rate is as follows:

                                    51 of 70

                                  INTEGRA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                              YEARS ENDED DECEMBER 31,
                                                                             --------------------------
                                                                             2001       2000       1999
                                                                             ----       ----       ----
Federal statutory tax rate                                                    (34)%       34%        34%
State income taxes, less related federal tax benefit                           (1)         1         13
Non-deductible amortization of excess cost over fair value of net assets
  acquired                                                                     (2)         1          1
Business expense disallowance                                                  --          1          1
Loss for which no tax benefit was recognized                                  35.9       (50)       (36)
                                                                              ---        ---        ---
                                                                              (1.1)%     (13)%       13%
                                                                              ===        ===        ===

         At December 31, 2001 the Company had net operating loss carry forwards for federal income tax purposes of approximately $45,000. Their use is limited to future taxable earnings of the Company and, as specified in the Internal Revenue Code, use of certain of the net operating loss carryforwards is limited as they were acquired by the Company in a purchase of the stock of other companies. The carryforwards expire in varying dates through 2021. A full valuation allowance has been established against the Company's deferred tax assets as it was concluded that based on the weight of available evidence, it is more likely than not that the dererred tax assets will not be realized.

         The valuation allowance increased (decreased) by $5,572 and $(1,163) in 2001 and 2000, respectively.

NOTE 10 -- RESTRUCTURING AND OTHER CHARGES

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

                                    52 of 70

                                  INTEGRA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         In January 2000, PsychPartners filed for protection under Chapter 11 of the Federal Bankruptcy Code. Based on discussions with PsychPartners personnel, as well as developments in the bankruptcy court, the Company understood that PsychPartners intended to discontinue all future operations and liquidate all existing assets to satisfy outstanding obligations. Under the terms of the Purchase Agreement, PsychPartners assumed responsibility for all facility leases associated with the practices sold. While the Company obtained assignment letters for many of those leases, due to the nature of both real estate and bankruptcy law, it is possible that the Company could be held responsible for a portion of those remaining lease obligations. The Company engaged special counsel and evaluated its exposure with regard to this matter on an ongoing basis. There were approximately 35 open leases with approximately $2,500 in remaining payments under the lease terms, not including certain fees and expenses. The Company aggressively pursued resolution of this matter in terms most favorable to the Company. The Company recorded a charge of $1,700 at December 31, 1999, for this potential exposure. During 2001 and 2000 the Company paid $66 and $228, respectively, relating to both lease obligations and legal costs in connection with the settlement of these leases. The Company recognized $129 and $440 respectively in 2001 and 2000 in income to the extent that the amounts previously reserved exceeded the estimated settlement payments.

         In addition, PsychPartners defaulted on certain deferred contingent purchase price obligations which were part of the original acquisition agreements for practices previously purchased by Integra. These liabilities were assumed by PsychPartners under the terms of the Purchase Agreement. The Company believes that it has no remaining responsibility for these obligations, however, the former owners of these practices may choose to assert a claim against the Company. The Company estimates these claims may aggregate to $1,000. In February 2002, the Company received a demand for arbitration from an individual owner. The Company intends to vigorously contest any claims related to this matter.

         In December 1997, the Company recorded a provision for restructuring of $14,200 pertaining to the Company's decision to divest the outpatient provider group practices operations that were not sold to PsychPartners, and to reorganize corporate office functions to reflect the exit from the outpatient business. At December 31, 2001 and 2000, the Company had reserved $981 and $1,558, respectively, with respect to all PsychPartners related matters.

         The following summarizes the Company's restructuring activity:

                      BALANCE AT   CHANGE IN     AMOUNTS      BALANCE AT    CHANGE IN   BALANCE AT      AMOUNTS
                     DECEMBER 31,  ESTIMATE      UTILIZED      DECEMBER     ESTIMATE     UTILIZED      DECEMBER
                        1999         2000        IN 2000       31, 2000       2001        IN 2001      31, 2001
                        ----         ----        -------       --------       ----        -------      --------
Restructuring and
related charges      $   2,284    $    (440)    $    (286)    $   1,558    $    (129)    $    (448)    $     981

Long-term care and provider billing reserves

                                    53 of 70

                                  INTEGRA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         In March 1998, the Company received notification that the Medicare Intermediary in California had completed a post-payment medical review of billings previously submitted and paid between 1990 and 1994. Based upon the results of their review, the Intermediary has requested a refund of approximately $1,200. Services were denied primarily on the basis of medical necessity and incomplete documentation. The Company fully reserved for the above amount as of December 31, 1997.

         In April 1998, the Company received notice that the Office of the Attorney General of New York State ("the State") was conducting an audit of the New York Medicaid billings of one of the outpatient provider operations with which it had an Administrative Services Agreement. The State was investigating whether the Company had any liability arising from the operation of, or its relationship with, that provider. In October 1998, the Company terminated its agreements with that provider. In May 1999, the Company reached a settlement with the State that resolved all claims against the Company relating to this matter. The terms of the settlement agreement included a total payment of $382 plus $18 of interest. These amounts were fully accrued at December 31, 1999 and were paid in full during 2000.

         During the first half of 1999, the Company received notification of potential Medicaid program billing issues in Nevada in connection with services performed at the Company's former Nevada outpatient group practice subsidiaries which were sold by the Company at the end of 1997. Upon further review of the Company's former Nevada Medicaid billings, the Company determined that certain Nevada Medicaid billings of these former outpatient practices were not in accordance with Medicaid program regulations. In accordance with the Company's full disclosure policy, the Company disclosed this matter to the Nevada Medicaid program. In December 1999, the Company reached a settlement with the State of Nevada that resolved all claims against the Company relating to this matter. The terms of the settlement agreement included a total payment of $455 plus interest at a simple rate of 7%. The Company paid the first installment payment of $228 in December 1999. The remaining installments, which had been previously accrued, were paid in June 2000 and January 2001.

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

NOTE 11 -- MAJOR CUSTOMERS

         Certain of the Company's at risk contracts account for a significant percentage of sales volume, as follows:

                                    54 of 70

                                  INTEGRA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                             2001   2000   1999
                                             ----   ----   ----
HealthNow New York - Blue Cross/Blue Shield
of  Western New York                           55%    52%    50%
Fidelis Care of New York                       12%    11%    10%

NOTE 12 -- SEGMENT REPORTING

         Statement of Financial Accounting Standards No. 131, "Disclosures about
Segments of an Enterprise and Related Information," ("SFAS 131"), requires disclosure of segment information on the same basis used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company's operating segments are organized by product line. During
2000 and 1999, the Company had only one operating segment, EAP and Managed
Behavioral Healthcare, for purposes of SFAS No. 131. During 2001, the Company had two segments: EAP and Managed Behavioral Healthcare and Consulting revenue.
Accordingly, segment information below is presented only for those periods in which the Company operated more than one segment.

         The Company's contract with Fidelis Care expired on December 31, 2001.
As more fully explained in Note 20, on March 4, 2002, HealthNow terminated its contract effective June 1, 2002.

         The Company's continuing EAP and Managed Behavioral Healthcare segment provides managed behavioral healthcare services through full and shared risk arrangements with employers, health plans and managed care organizations. The
Company's revenues are primarily generated through capitated contracts. Revenues are generated entirely in the United States. Approximately 84% of this segment's revenues were generated by 10 customers. The Company believes this concentration of revenue over a small customer base is fairly consistent with industry trends though management continues to seek to diversify its customer base.

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

                                 EAP AND
                                 MANAGED
                                BEHAVIORAL
                                HEALTHCARE   CONSULTING    CORPORATE      TOTAL
                                ----------   ----------    ---------    --------
2001
----
Net revenues                     $ 25,802     $    683      $           $ 26,485
Operating expenses                 31,065        1,471        8,595       41,131
Income (loss) from operations      (5,263)        (788)      (8,595)     (14,646)
Total Assets                        2,870        4,821          374        8,065

                                    55 of 70

                                  INTEGRA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 13 -- COMMITMENTS AND CONTINGENCIES

Operating leases

         The Company leases office facilities as well as equipment under non-cancelable operating leases that require future minimum annual rentals as follows:

         2002..............................    $787
         2003..............................     808
         2004..............................     779
         2005..............................     768
         2006..............................     325

         Certain of the leases contain renewal options and escalation clauses that require payments of additional rent to the extent of increases in related operating costs. Rent expense was $650, $520, and $494, for the years ended December 31, 2001, 2000, and 1999, respectively.

     Capitated contracts

         The Company has a portfolio of agreements with managed care organizations and corporations to provide EAP and managed behavioral healthcare programs. Revenues are primarily generated by capitated managed behavioral health and employee assistance programs. The fees are defined by contract and are primarily calculated on a fixed per member/employee per month fee. Revenues under these contracts are recorded in the month for which the member/employee is entitled to services. Generally, these contracts are for one to three years and are subject to various cancellation provisions that are typical of industry practice.

         As further explained in Note 20, the Company's largest customer has an agreement that provides for a 90-day cancellation provision. Integra's EAP and Managed Behavioral Healthcare segment had approximately 1,200,000, 1,150,000, and 1,200,000, covered lives at December 31, 2001, 2000, and 1999, respectively. Service revenues in the Company's EAP and Managed Behavioral Healthcare segment were approximately 98%, 100%, and 100% of the Company's total net revenues in 2001, 2000, and 1999, respectively.

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

                                    56 of 70

                                  INTEGRA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Under capitated contracts, the Company is responsible for ensuring appropriate access to care and bears the risk for utilization levels and pricing of the cost of services performed under these contracts. The Company believes the future revenues under these contracts will exceed the costs of services it will be required to provide under the terms of the contracts. An underestimation in the utilization or price of services for these contracts could result in material losses to the Company. Historically, Integra has managed these capitated contracts profitably. The Company maintains no reinsurance against the risk of loss under these contracts.

Corporate Integrity Agreement

         During 1998 the Company entered into a Corporate Integrity Agreement (the "Agreement") with the Office of the Inspector General of the Department of Health and Human Services ("OIG") whereby the Company agreed to undertake certain compliance obligations for a five-year period. In August 2001, the Company received notification from the OIG that its second annual report was accepted as filed. The Company, as required under the terms of the Agreement and with the assistance of outside counsel and auditors, filed its third annual report in November 2001. The Company believes that no reserve for potential liability was required at December 31, 2001.

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

NOTE 14 -- OTHER CURRENT ASSETS

                     DECEMBER 31,
                     ------------
                     2001    2000
                     ----    ----
Prepaid insurance      53    $142
Other                 264     204
                     ----    ----
                     $317    $346
                     ====    ====

NOTE 15 -- ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                    57 of 70

                                  INTEGRA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                                                  DECEMBER 31,
                                                ----------------
                                                 2001      2000
                                                ------    ------
Salaries and vacation                              386       389
Restructuring costs                                981     1,558
Long-term care and provider billing reserves     1,223     1,339
Other                                              578       447
                                                ------    ------
                                                $3,168    $3,733
                                                ======    ======

NOTE 16 -- REDEEMABLE CONVERTIBLE PREFERRED STOCK

         The Company's Board of Directors may, without further action of the Company's stockholders, direct the issuance of shares of redeemable convertible preferred stock. Satisfaction of dividend preferences on preferred stock would reduce the amount of funds available for the payment of dividends on the Company's common stock. Holders of preferred stock would be entitled to preference payments in the event of any liquidation, dissolution or winding-up of the Company. At December 31, 2001, 107,500 of such shares were authorized and 97,600 were issued and outstanding in connection with the acquisition of Global Benefit Solutions, LLC more fully described at Note 5.

NOTE 17 -- BENEFIT PLANS

 Stock Option Plan

         Effective April 19, 1994, the Company's Board of Directors ratified and approved the establishment of an employee stock option plan (the "1994 Plan") under which options to purchase up to 400,000 shares of the Company's common stock may be granted to employees, officers and directors. Each option granted under the 1994 Plan must be exercised within a fixed period which may not exceed 10 years and may not have an exercise price which is less than the fair market value on the date of grant. Options granted vest over four years and, at December 31, 2001, there were no options outstanding under the plan.

                                    58 of 70

                                  INTEGRA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The following summarizes the activity of the 1994 stock option plan:

                                                               YEARS ENDED DECEMBER 31,
                                                     ----------------------------------------------
                                                        2001            2000               1999
                                                     ---------      ------------       ------------
Options:
     Outstanding at beginning of year                  225,000           280,500            278,000
     Granted                                                --                --             20,000
     Exercised                                              --                --                 --
     Canceled                                         (225,000)          (55,500)           (17,500)
                                                     ---------      ------------       ------------
     Outstanding at end of year                            -0-           225,000            280,500
                                                     =========      ============       ============

Option Price Per Share Ranges:
     Outstanding at beginning of year                $    2.25      $1.25-$12.25       $1.25-$12.25
     Granted                                                --                --       $       1.25
     Exercised                                              --                --                 --
     Outstanding at end of year                             --      $       2.25       $1.25-$12.25
     Options exercisable at end of year                    -0-            56,250             67,875
     Exercisable option price ranges                       N/A      $       2.25       $1.25-$12.25
     Options available for grant at end of year
         under the 1994 Stock Option Plan              400,000           175,000            119,500
                                                     =========      ============       ============

         During 1999, the Company's Board of Directors ratified and approved the establishment of an employee stock option plan (the "1999 Plan") under which options to purchase up to 1,000,000 shares of the Company's common stock may be granted to employees, officers, consultants and directors. The plan was approved by the Company's stockholders at the June 2000 stockholders' meeting. Each option granted under the 1999 Plan must be exercised within a fixed period which may not exceed 10 years and may not have an exercise price that is less than the fair market value on the date of grant. Options granted vest over various periods, as determined by the Compensation Committee of the Company's Board of Directors. At December 31, 1999 no options under the 1999 Plan were granted. During 2001 and 2000, the following plan activity took place:

                                    59 of 70

                                  INTEGRA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                        2001           2000
                                                     ----------       --------
Options:
     Outstanding at beginning of year                   799,000              0
     Granted                                            445,000        824,000
     Exercised                                         (112,500)            --
     Canceled                                          (441,500)       (25,000)
                                                     ----------       --------
     Outstanding at end of year                         690,000        799,000
                                                     ==========       ========

Option Price Per Share Ranges:
     Outstanding at beginning of year                $     .625             --
     Granted                                          $.60-$.86       $   .625
     Exercised                                       $.625-$.86             --
     Outstanding at end of year                       $.60-$.86       $   .625
     Options exercisable at end of year                 240,000        323,500
     Exercisable option price ranges                  $.60-$.86       $   .625
     Options available for grant at end of year
         under the 1999 Stock Option Plan               197,500        206,000
                                                     ==========       ========

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

                                              YEARS ENDED DECEMBER 31,
                                      ----------------------------------------
                                        2001            2000            1999
                                      --------        --------        --------
Increase (decrease) to:
     Net income (loss)                $   (176)       $   (120)       $    (46)
     Net income (loss) per share      $   (.02)       $   (.01)       $   (.00)
Assumptions:
     Expected life (years)                 4.0             4.0             4.0
     Risk-free interest rate               4.8%            6.1%            5.1%
     Volatility                          84.46%           69.1%           58.2%
     Dividend yield                        N/A             N/A             N/A

         The weighted average fair value of the stock options, calculated using the Black-Scholes option pricing model, granted in 2001, 2000, and 1999 were $0.52, $0.36, and $0.62, respectively.

                                    60 of 70

                                  INTEGRA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Retirement Plan

         The Company has a defined contribution 401(k) plan covering substantially all of its employees. In general, eligible employees may contribute up to 15% of their compensation to this plan. During 2001, 2000, and 1999, employee contributions were matched at the rate of 30% of the first 6% of employee contributions. Company matching contributions were $48, $44, and $46, for 2001, 2000, and 1999 respectively.

NOTE 18 -- RELATED PARTY TRANSACTIONS

         A significant stockholder and member of the Board of Directors of the Company committed to advance up to $2,000 to the Company through March 1, 2001 to fund the Company's working capital deficits. The Company issued warrants to purchase an aggregrate of 100,000 shares of the Company's common stock on June 27, 2000 and June 30, 2000 in exchange for the commitment. The warrants have a ten-year term and are exercisable at a price per share of $.625 and $.6875, respectively which was the fair market value of the Common Stock (based on the closing price of the Company's Common Stock as reported on the American Stock Exchange) on the date the warrants were granted.

         During the fourth Quarter of 2000, the significant stockholder advanced $300 which was repaid prior to December 31, 2000. Interest of $4 was paid with respect to this advance.

         In order to meet potential cash flow demands through December 31, 2001, in March 2001, the Company obtained a commitment from the same stockholder/Board member to advance up to $1,000 to the Company through March 2002. The Company borrowed the full amount of the commitment, $1,000, on July 2, 2001 in order to pay down its medical claims payable. The loan is due on July 2, 2002, with interest payable monthly at LIBOR plus 3.5%. In consideration, for the loan, the Company issued warrants to purchase 50,000 shares of the Company's common stock. The warrants have a ten-year term and are exercisable at a price per share of $.70.

         Commencing July 1993 through 1999, the Company leased space from an affiliated entity. The rent under this lease was equal to the amount paid by the affiliated party under the leasehold agreement and was $121 for 1999. In addition, the Company provided services under an Employee Assistance Plan to an affiliated entity. The revenues from this contract were $301 in 1999.

         The Company issued warrants to purchase 400,000 shares of common stock with an exercise price of $.05 per share in 1998 in connection with a financing commitment provided by certain investment partnerships which, at the time, were significant stockholders of the Company. Subsequent to the issuance of the warrants, the common shares held by the partnerships were distributed to the partners. However, the General Partner has asserted the position that such warrants inure only to the benefit of the General Partner and in early 2000


                                    61 of 70

                                  INTEGRA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


attempted to exercise the warrants. Consequently, the Company rejected the exercise of the warrants and continues to evaluate the matter with the assistance of outside counsel.


NOTE 19 - SELECTED QUARTERLY FINANCIAL DATA

                                                                       FOR QUARTERS ENDED IN 2001
                                                 ------------------------------------------------------------------
                                                 TOTAL       DECEMBER 31   SEPTEMBER 30      JUNE 30       MARCH 31
                                                 -----       -----------   ------------      -------       --------
Net revenue                                      26,485       $  6,975       $  6,639       $  6,396       $  6,475
Cost of revenues                                 21,242          7,912          4,770          4,308          4,252
Gross profit                                      5,243           (937)         1,869          2,088          2,223
Net income (loss)                               (14,505)       (13,445)          (586)          (488)            14
Basic net(loss)income  per common share        $  (1.38)      $  (1.27)      $  (0.06)      $  (0.05)      $    0.0
Diluted net (loss)income per common share      $  (1.38)      $  (1.27)      $  (0.06)      $  (0.05)      $    0.0

                                                                       FOR QUARTERS  ENDED IN 2000
                                                 ------------------------------------------------------------------
                                                 TOTAL       DECEMBER 31   SEPTEMBER 30      JUNE 30       MARCH 31
                                                 -----       -----------   ------------      -------       --------
Net revenue                                     $26,429      $ 6,455      $ 6,747      $ 6,747      $ 6,480
Cost of revenues                                 18,467        4,193        4,539        4,960        4,775
Gross profit                                      7,962        2,262        2,208        1,787        1,705
Net income (loss)                                 1,150        1,042          317          144         (353)
Basic net income (loss) per common share        $   .11      $   .10      $   .03      $   .01      $  (.03)
Diluted net income (loss) per common share      $   .11      $   .10      $   .03      $   .01      $  (.03)

NOTE 20 - SUBSEQUENT EVENTS

         On January 18, 2002, a Board member and significant stockholder loaned $500 to the Company for a one year period with interest due monthly at LIBOR plus 3.5%. The Board of Directors approved the issuance of a warrant to purchase 50,000 shares of common stock in connection with this transaction. The warrant, was granted on January 18, 2002, have a ten-year term and is exercisable at a price per share equal to the fair market value of a share of common stock $1.20 on the date the warrant was granted.

         On March 4, 2002, the Company received notification from its largest customer (representing 55% of 2001 revenue) that it was terminating its contract with the Company effective June 1, 2002. As more fully described in Note 1 of the financial statements, the Company immediately began a comprehensive restructuring plan to better align the Company's resources with its continuing revenue.

                                    62 of 70

                                  INTEGRA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         On April 4, 2002 the Company sold 100% of the membership units of Global Business Solutions, LLC back to the party from whom the business was acquired in exchange for $180,000 and the return of 1,000,000 shares of common stock and 97,600 shares of preferred stock. There was no material gain or loss on the sale.

                                    63 of 70

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None, except as reported on a Form 8-K filed on April 17, 2001.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information regarding the Company's executive officers is contained in
Part I under "Item 1. Business -- Executive Officers of the Company." Information regarding directors of the Company will be contained in the Company's definitive Proxy Statement (the "Proxy Statement") for its 2002 Annual Meeting of Stockholders under the caption "Election of Directors" and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the caption "Compliance with Section 16(a) of the Exchange Act" in the Proxy Statement.

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

                                    64 of 70

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of this Report:

              1.  Financial Statements

                                DESCRIPTION                                        PAGE
                                                                                   ----
Report of Independent Auditors.....................................                  35
Consolidated Balance Sheets as of December 31, 2001 and December 31, 2000...         37
Consolidated Statements of Operations for the Years Ended December 31,
 2001, 2000 and 1999........................................................         38
Consolidated Statements of Changes in Stockholders' Equity for the Years
 Ended December 31, 2001, 2000 and 1999.....................................         39
Consolidated Statements of Cash Flows for the Years Ended December 31,
 2001, 2000 and 1999........................................................         40
Notes to Consolidated Financial Statements..................................         41

              2.  Financial Statement Schedule

                                                                                   Page
                                                                                   ----
Schedule II Valuation and Qualifying Accounts.................................       70

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

                                    65 of 70

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

    2(e)      Purchase Agreement dated July 27, 2001 between the Company and
              Stuart Piltch (incorporated by reference to the Company Form 8-K dated August 10, 2001).

    2(f)      Unit Repurchase Agreement dated July 27, 2001 among Integra, Inc.,
              Global Benefit Solutions and Stuart Piltch (incorporated by reference to the Company's Current Report on Form 8-K dated August
              10, 2001).

    2(g) Amendment to Unit Repurchase Agreement dated April 4, 2002 between the Company and, Stuart Piltch (incorporated by reference to the Company's Current Report on Form 8-K dated April 19, 2002.

    3(a)      Certificate of Incorporation of the Company, as amended to date
              (incorporated by reference to Exhibit 3 to the Company's Current
              Report on Form 8-K dated August 14, 1998).

    3(b) By-Laws of the Company as amended and restated as of October 2, 1998 (incorporated by reference to Exhibit 3(b) to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1998).

    4(a) Warrant to purchase 50,000 shares of Integra, Inc. common stock issued by the Company to Charles Henri-Weil dated June 27, 2000.
              (incorporated by reference to the the Company's Annual Report on Form 10-K for the year ended December 31, 2000.)

    4(b) Warrant to purchase 50,000 shares of Integra, Inc. common stock issued by the Company to Charles Henri-Weil dated June 30, 2000.
              (incorporated by reference to the the Company's Annual Report on Form 10-K for the year ended December 31, 2000.)

    4(c)      Warrant to purchase 50,000 shares of Integra, Inc. common stock issued by the Company to Charles Henri-Weil dated July 2, 2001.
              (1)

    10(a)     Stock Option Plan (incorporated by reference to Exhibit 4 to the
              Company's Registration Statement on Form S-1 (Registration No.
              33-78034) filed with the Commission on April 22, 1994). (2)

    10(b) Integra, Inc. 1999 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No.
              333-46710) filed with the Commission on September 27, 2000.) (2)

    10(c)     Separation Agreement dated November 12, 1999 and between the
              Company and Lawrence M. Davies (incorporated by reference to
              Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999). (2)

    10(d)     Separation Agreement dated November 12, 1999 and between the
              Company and Mark D. Gibson (incorporated by reference to Exhibit
              10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999). (2)

    10(e)     Employment Agreement dated November 17, 1999 and between the
              Company and Eric E. Anderson, Ph.D. (incorporated by reference to
              Exhibit 10(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999). (2)

    10(f)     Loan Commitment dated March 23, 2000 and between the Company and
              Charles-Henri Weil (incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year December 31,
              1999).

                                    66 of 70

    10(g)     Loan Commitment dated March 26, 2001 between the Company and
              Charles Henri-Weil (incorporated by reference to the Company's
              Annual Report on Form 10-K for the year December 31, 2000.

    10(i)     Employment Agreement dated July 27, 2001 between the Company and
              Stuart Plitch. (1)

    10(j)     Promissory Note dated July 2, 2001 between the Company and Charles
              Henri-Weil. (1)

    21        Subsidiaries of the Company. (1)

    23        Consent of Independent Accountants. (1)

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

                                    67 of 70

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 24, 2002                   INTEGRA, INC.


                                        By: /s/ GREGORY R. SANTORE
                                        Gregory R. Santore
                                        Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  April 24, 2002                  /s/    GREGORY R. SANTORE
                                        Gregory R. Santore
                                        Chief Executive Officer
                                        Principal Executive Officer


Dated:  April 24, 2002                  /s/    SHAWKAT RASLAN
                                        Shawkat Raslan
                                        Chairman of the Board and Director

Dated:  April 24, 2002                  /s/    ELLIOT SAINER
                                        Elliot Sainer
                                        Director


Dated:  April 24, 2002                  /s/    CHARLES HENRI WEIL
                                        Charles Henri Weil
                                        Director


Dated:  April 24, 2002                  /s/    MARY W. TINDALL
                                        Mary W. Tindall
                                        Chief Financial Officer
                                        Principal Financial and Accounting
                                          Officer

                                    68 of 70

ACCOUNTANTS REPORT ON SCHEDULES

         None.

                                    69 of 70

                                                                     SCHEDULE II

                                  INTEGRA, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999


                                               BALANCE AT   ADDITIONS
                                               BEGINNING    CHARGED TO                  BALANCE AT END
Description                                    OF PERIOD     EXPENSES    DEDUCTIONS(A)    OF PERIOD
-----------                                    ---------     --------    -------------    ---------
                                                            (DOLLARS IN THOUSANDS)
Year ended December 31, 2001:
    Allowance for doubtful accounts             $   221      $   444       $   290         $   375
    Deferred tax asset valuation allowance       15,663        5,572            --          21,235
Year ended December 31, 2000:
    Allowance for doubtful accounts                  71          176            26             221

    Deferred tax asset valuation allowance       16,826       (1,163)           --          15,663
Year ended December 31, 1999:
    Allowance for doubtful accounts                  71           --            --              71

    Deferred tax asset valuation allowance       17,098         (272)           --          16,826

     (A) Write off of accounts deemed uncollectible including balances sold.


                                    70 of 70