Form 10-Q
period 2002-03-31
INTEGRA INC
filed 2002-05-16
CIK 915859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                               --------------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO
                               ---------------    ---------------------

                         COMMISSION FILE NUMBER  1-13177
                                               ----------

                                  INTEGRA, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)

       Delaware                                                 13-3605119
------------------------------                    -----------------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer Identification No.)
  incorporation or organization)

1060 First Avenue - Suite 410
King of Prussia, PA                                                    19406
-----------------------------------------                              -----
(Address of principal executive offices)                               (Zip Code)


Registrant's telephone number, including area code:  (610) 992-2600
                                                     --------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                             -----     -----

As of May 15, 2002, Integra, Inc. had 10,251,052 shares of common stock, $0.01 par value, outstanding.

                                  INTEGRA, INC.
                    FORM 10-Q - QUARTER ENDED MARCH 31, 2002

                                      INDEX

FORM 10-Q                  FORM 10-Q                                                                               FORM 10-Q
  PART NO:                  ITEM NO.                 DESCRIPTION                                                    PAGE NO.
----------                 ----------                -----------                                                   ---------
         I.                                          FINANCIAL INFORMATION

                             1.                      Financial Statements

                                                     -        Condensed Consolidated Statements of                      3
                                                              Operations for the Three Months
                                                              Ended March 31, 2002 and 2001(unaudited)

                                                     -        Condensed Consolidated Balance Sheets                     4
                                                              as of March 31, 2002 (unaudited) and
                                                              December 31, 2001

                                                     -        Condensed Consolidated Statements of                      5
                                                              Cash Flows for the Three Months
                                                              Ended March 31, 2002 and 2001 (Unaudited)

                                                     -        Notes to Condensed Consolidated Financial                 6
                                                              Statements (unaudited)


                                    2.               Management's Discussion and Analysis of                            9
                                                     Financial Condition and Results of Operations

         II.                                         OTHER INFORMATION

                                    1.               Legal Proceedings                                                  14
                                    6.               Exhibits and Reports on Form 8-K                                   15

                                    Signatures                                                                          16

                                  INTEGRA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                              Three Months Ended
                                                                                  March 31,
                                                                          2002                   2001
                                                                 ----------------------- ---------------------
Revenue                                                            $      5,787         $      6,475
Costs of sales                                                            4,018                4,494
                                                                   ------------         -------------
Gross profit                                                              1,769                1,981

Selling and administrative expenses                                       2,137                1,998
Restructuring and other charges                                               0                 (129)
Amortization and impairment charge of intangible assets and
excess cost over fair value of net assets acquired                           79                  126
                                                                       --------             ---------
Loss from operations                                                       (447)                 (14)

Interest expense (income), net                                               22                  (28)
                                                                       --------             ---------
Net (loss)income                                                           (469)                  14
Preferred stock dividend                                                     78                    0
                                                                   ------------         -------------
Net (loss)income allocable to common shareholders                  $       (547)        $         14
                                                                   ============         =============


Basic and diluted net (loss)income per common share                $      (0.05)        $       0.00
                                                                   ============         =============

Weighted average shares outstanding:
  Basic                                                              11,251,052           10,138,552
                                                                   ============         =============
  Diluted                                                            11,251,052           10,706,349
                                                                   ============         =============


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  INTEGRA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                   March 31,
                                                                                                     2002         December 31,
                                 ASSETS                                                           (Unaudited)         2001
                                                                                                  -----------     ------------
Current assets:
     Cash and cash equivalents                                                                     $     75         $     99
     Assets restricted for the settlement of unpaid claims                                              952              901
     Accounts receivable, net of allowance for doubtful
       accounts                                                                                       1,093            1,101
     Other accounts receivable                                                                          322              342
     Other current assets                                                                               330              317
                                                                                                   --------         --------

              Total current assets                                                                    2,772            2,760

Property and equipment, net                                                                           1,030            1,238
Intangible assets, net of accumulated amortization                                                      391              470
Excess cost over fair value of net assets acquired, net                                               3,597            3,597
                                                                                                   --------         --------
                                                                                                   $  7,790         $  8,065
                                                                                                   ========         ========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Accounts payable                                                                             $  1,921         $  1,861
      Medical claims payable                                                                          4,870            4,700
      Line of credit - bank                                                                             625              625
      Line of credit - related party                                                                  1,000            1,000
      Current portion of long-term debt                                                                 133              176
      Accrued expenses and other current liabilities                                                  2,751            3,168
                                                                                                   --------         --------
                 Total current liabilities                                                           11,300           11,530

      Long-term debt                                                                                    648              146
      Deferred income tax liability                                                                       0                0
                                                                                                   --------         --------
                Total liabilities                                                                    11,948           11,676

 Commitments and contingencies

 Redeemable convertible preferred stock                                                               3,904            3,904
 Stockholders' deficit:

      Common stock, $.01 par value, 20,000,000 shares
      authorized; issued and outstanding 11,251,052,
      respectively                                                                                      112              112
      Capital in excess of par                                                                       88,197           88,197
      Accumulated deficit                                                                           (96,371)         (95,824)
                                                                                                   --------         --------
                Total stockholders' deficit                                                          (8,062)          (7,515)
                                                                                                   --------         --------
                                                                                                   $  7,790         $  8,065
                                                                                                   ========         ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  INTEGRA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                    Three Months Ended
                                                                         March 31,

                                                                    2002           2001
                                                              ---------------  -------------
Cash flows from operating activities:
      Net (loss) income                                           $  (467)      $    14
      Adjustments to reconcile net (loss) income to
         net cash used in operations:
         Depreciation and amortization                                301           361
         Provision for bad debt                                         5             0
         Non-cash portion of restructuring and other charges            0          (129)
      Changes in assets and liabilities, net of effects
         of businesses acquired:
         Increase in restricted cash                                  (51)            0
         Decrease(increase) in accounts receivable                     23          (672)
         Increase in other current assets                             (13)          (53)
         Increase(decrease) in accounts payable                        60           (39)
         Increase(decrease) in claims medical payable                 170
         (Decrease) in accrued expenses and other
           current liabilities                                       (419)         (170)
                                                                  -------       -------
         Net cash used in operating activities                       (391)         (688)

Cash flows from investing activities:
     Purchases of property and equipment                              (14)         (185)

Cash flows from financing activities:
     Proceeds from line of credit - related party                     500           100
     Payment of preferred stock dividends                             (78)            0
     Payment on notes payable                                         (41)            0
                                                                  -------       -------
             Net cash provided by financing activities                381           100
                                                                  -------       -------
Net decrease in cash and cash equivalents                             (24)         (773)

Cash and cash equivalents at beginning of period                       99           812
                                                                  -------       -------
Cash and cash equivalents at end of period                          $  75       $    39
                                                                  =======      ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  INTEGRA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2001 included in its Form 10-K filed with the Securities and Exchange Commission on April 24, 2002. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of Company management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments, consisting only of normal recurring adjustments, necessary to present a fair statement of the results for such interim periods.

The Company incurred a net loss of $469 for the three months ended March 31, 2002 and had a working capital deficit of $8,528 at March 31, 2002. The Company's contract with its second largest customer expired on December 31, 2001. On March 4, 2002, the Company received notification from its largest customer (representing approximately 55% of its 2001 revenue) that it was terminating its contract with the Company effective June 1, 2002. Further, the Company has outstanding lines of credit of $1,625 that expire during 2002. In addition, the Company anticipates that it will not generate significant cash from operations during 2002. Consequently, the Company will require the extension and or renewal of its current lines of credit as well as additional debt or equity financing, which may not be readily available, to support its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

          In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No.'s 141 and 142, "Business combinations" and "Goodwill and Other Intangibles." FASB 141 requires all business combinations initiated after July 1, 2001 to be accounted for using the purchase method. FASB 142 concluded that purchased goodwill would not be amortized but would be reviewed for impairment when certain events indicate that the goodwill of a reporting unit is impaired. The impairment test will use a fair-value based approach, whereby if the implied fair value of a reporting unit's goodwill is less than its carrying amount, goodwill would be considered impaired. FASB 142 does not require that goodwill be tested for impairment upon adoption unless an indicator of impairment exists at that date. However, it would require that a benchmark assessment be performed for all existing reporting units within six months of the date of adoption. The new goodwill applies not only to goodwill arising from acquisitions completed after the effective date, but also to goodwill previously recorded. In accordance with SFAS 142, the Company did not amortize the goodwill associated with the acquisition of GBS on July 27, 2002. For the period ended 2001, the Company had amortization of $127 related to goodwill. The Company is in the process of determining the impact, if any, of these pronouncements on its financial position and results of operations.

         In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") was issued, which significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This statement supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Disposed of", and the provisions of Accounting Principles Board Opinion 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" that relate to reporting the effects of a disposal of a segment of a business. The Company did not record any adjustment associated with the adoption of SFAS No. 144 effective January 1, 2002.

         Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassifications had no effect on net income.

         Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

NOTE 2 - MEDICAL CLAIMS PAYABLE

         This liability primarily relates to amounts owed for healthcare services authorized and incurred and not yet paid by the Company's managed behavioral healthcare business. Medical claims payable are estimated based upon authorized healthcare services, past claim payment experience for member groups, patient census data and other factors. Although the Company believes its estimate of the liability for medical claims payable is adequate, actual results could differ from such estimates.

NOTE 3 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES


                                                                        March 31,             December 31,
                                                                          2002                    2001
                                                                 ------------------------ ---------------------
        Salaries and vacation                                          $      160              $        386
        Restructuring costs                                                   981                       981
        Long-term care restructuring and provider billing
        reserves                                                            1,223                     1,223
        Other                                                                 387                       578
                                                                       ----------              ------------
                                                                       $    2,751              $      3,168
                                                                   ==============              ============


NOTE 4 - LINES OF CREDIT AND DEBT

         In December 2000, the Company entered into a credit facility with a local bank that allows for up to $500 (subsequently increased to $650 in March
2001) in borrowings based upon eligible accounts receivable. Interest at prime plus 1 1/2% is due on a monthly basis. There were borrowings outstanding as of March 31, 2002, of $625. The loan is collateralized by substantially all of the assets of the Company and expires on May 31, 2002. The Bank has indicated its unwillingness to extend the expiration date of the facility. The credit facility requires the Company to comply with certain financial covenants including achieving minimum levels of net income and net worth. The Company was not in compliance with the minimum net income or the net worth covenant at March 31, 2002.

         In order to meet potential cash flow demands through December 31, 2001, in March 2001, the Company obtained a commitment from a Board member and significant stockholder to advance up to $1,000 to the Company through March 2002. The Company borrowed the full amount of the commitment, $1,000, on July 2, 2001 in order to reduce its medical claims payable. The loan is due on July 2, 2002, with interest payable monthly at LIBOR plus 3.5%. In consideration, for the loan, the Company issued warrants to purchase 50,000 shares of the Company's common stock. The warrants have a ten-year term and are exercisable at a price per share of $.70, which was the fair market value of the common stock (based on the closing price of the common stock as reported on the American Stock Exchange) on July 18, 2001, the date the warrants were granted.

         On January 18, 2002, the same Board member and significant stockholder loaned $500 to the Company for a one-year period with interest due monthly at LIBOR plus 3.5%. The Board of Directors approved the issuance of a warrant to purchase 50,000 shares of common stock in connection with this transaction. The warrants, which were granted on January 18, 2002, have a ten-year term and are exercisable at a price per share equal to the fair market value of a share of common stock ($1.20) on the date the warrants were granted.

         In connection with the acquisition of Global Benefits Solutions, LLC, the Company assumed long term debt due a prior shareholder of that entity. The note payable balance was $295 at the date of acquisition and $221 at March 31, 2002, of which $111 and $110 is payable in 2002 and 2003, respectively. Principal and interest on the note is due quarterly through August 2, 2003 at 6.5% per annum. This loan was included in the sale of GBS discussed below at
Note 6.

NOTE 5 - RESTRUCTURING AND OTHER CHARGES

         In December 1997, the Company entered into an agreement with PsychPartners of Alabama and PsychPartners, LLC (collectively "PsychPartners") whereby it sold substantially all of the assets and the business of the Company's outpatient behavioral health provider business.

         In January 2000, PsychPartners filed for protection under Chapter 11 of the Federal Bankruptcy Code. Based on discussions with PsychPartners personnel, as well as developments in the bankruptcy court, the Company understood that PsychPartners intended to discontinue all future operations and liquidate all existing assets to satisfy outstanding obligations. Under the terms of the Purchase Agreement, PsychPartners assumed responsibility for all facility leases associated with the practices sold. While the Company obtained assignment letters for many of those leases, due to the nature of both real estate and bankruptcy law, it is possible that the Company could be held responsible for a portion of those remaining lease obligations. The Company engaged special counsel and has evaluated its exposure with regard to this matter on an ongoing basis. There were approximately 35 open leases with approximately $2,500 in remaining payments under the lease terms, not including certain fees and expenses. The Company aggressively pursued resolution of this matter in terms most favorable to the Company. The Company recorded a charge of $1,700 at December 31, 1999, for this potential exposure. During the period ending March 31, 2002 the Company did not incur any expense relating to lease obligations or legal costs in connection with the settlement of these leases. The Company recognized $129 in the three months ended March 31, 2001 to the extent that the amounts previously reserved exceeded the required settlement payments.

         In addition, PsychPartners defaulted on certain deferred contingent purchase price obligations that were part of the original acquisition agreements for practices previously purchased by Integra. PsychPartners assumed these liabilities under the terms of the Purchase Agreement. The Company believes that it has no remaining responsibility for these obligations; however, the former owners of these practices may choose to assert a claim against the Company. The Company estimates these claims may aggregate to $1,000. In February 2002, the Company received a demand for arbitration from an individual owner. The Company intends to vigorously contest any claims related to this matter. At March 31, 2002 the Company had reserved $981, with respect to all PsychPartners related matters.

         In prior years, the Company established reserves in connection with its restructurings and the exit of long-term care and outpatient operations. The Company believes the remaining reserves for these matters are adequate at March 31, 2002. However, as the Company continues to pursue resolution of open matters, actual results could differ from such estimates. During the first quarter of 2002, the Company incurred no expense relating to these matters, including legal costs.

NOTE 6 - GLOBAL BENEFITS SOLUTIONS, LLC

         On July 27, 2001 the Company acquired 100% of the membership units of Global Benefits Solution, LLC ("GBS") in a transaction valued at approximately $4,500. The acquisition was accounted for using the purchase method of accounting. The acquired business and the results of its operations are included in the Consolidated Financial Statements.

         GBS produced net income of $199 and $0.02 per diluted share for the three months ended March 31, 2002.

On April 4, 2002 the Company sold 100% of the membership units of GBS back to the party from whom the business was acquired in exchange for $180,000 and the return of 1,000,000 shares of Common Stock and 97,600 shares of Preferred Stock. The sale resulted in a loss of approximately $232.

NOTE 7 - COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income was the same as net (loss) income for the three months ended March 31, 2002 and 2001.

NOTE 8 - SUBSEQUENT EVENTS

On April 9, 2002, the Company was notified by the State of Louisiana that it was taking over the operation of one of the Company's Health Maintenance Organization clients. The State subsequently transferred all care management responsibilities for that health plan, including behavioral healthcare, to a competitor of the Company. Consequently, subsequent to April 24, 2002, the Company is no longer providing services to that customer. Service revenues and cost of revenues of $582 and $300 were recorded respectively during the first quarter of 2002 with respect to this contract that had commenced on February 1, 2002.

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

RESULTS OF OPERATIONS

SERVICE REVENUE

        Service revenue pertains to the Company's managed behavioral healthcare business that maintains a portfolio of agreements with managed care organizations and corporations to provide inpatient and outpatient behavioral health services. Revenues are primarily generated by capitated managed behavioral healthcare and employee assistance programs. The fees are defined by contract and are primarily calculated on a fixed per employee or per member per month fee. Revenues under these contracts are recorded in the month for which the member or employee is entitled to services. Generally, the term of these contracts is between one and three years and the contracts are subject to various cancellation provisions that are typical of industry practice.

        Service revenue for the three-month period ended March 31, 2002 decreased from the corresponding period of the prior year from $6,475 to $5,787. The decrease is due to the expiration of a contract to provide behavioral healthcare services to the Company's second largest customer, which as previously noted ended December 31, 2001. During the first quarter of 2001, the Company recorded service revenue of $701 with respect to this customer. The decrease is offset in part by the revenue of behavioral healthcare services to two new customers during the first quarter.

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

        Service costs decreased for the three-month period ended March 31, 2002 to $4,018 from $4,494 in the corresponding period in the prior year. This decrease is primarily a result of lower claims costs as a result of the loss of the Company's largest customer.

SELLING AND ADMINISTRATIVE EXPENSES

        Selling and administrative expenses are primarily comprised of corporate office, sales and administration expenses. Selling and administrative expenses increased to $2,137 for the three months ended March 31, 2002 from $1,998 for the same period in 2001. The increase is primarily a result of consulting expenses related to a planned migration to a new claims system. The project was cancelled when the Company received notice that its largest customer gave notice of its contract termination. However, the increase was offset by $116 reduction in employee related and travel expenses during the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operations was $24 for the three months ended March 31, 2002 compared to net cash used in operations of $773 for the same period in the prior year. Unrestricted cash and cash equivalents decreased to $75 at March 31, 2002 from $99 at December 31, 2001. At March 31, 2002, the Company also had $952 in cash that is designated as a restricted reserve for medical claims payable under the terminated contract with HealthNow New York.

        At March 31, 2002, the Company had a working capital deficit of $8,528. Of this amount, $4,870 pertains to medical claims payable attributable to two former customers of the Company. In accordance with New York State Law, these customers remain primarily liable for these amounts and have assumed the responsibility for satisfying these claims. The Company is in negotiation with these former customers to establish a payment plan to reimburse the customers for these amounts, but there can be no assurance that a satisfactory payment plan can be arranged. Failure to achieve a satisfactory plan could have a materially adverse effect on the Company's financial condition. The working capital deficit was also attributable in part to accrued liabilities of $2,204 that relate to reserves established for restructuring matters as well as long-term care and other provider billing matters.

As further discussed in Note 4 of the notes to the Company's condensed consolidated financial statements, in December 2000, the Company entered into a credit facility with a local bank that allows for up to $650 ($625 outstanding at March 31, 2002,) in borrowings subject to a formula based upon eligible accounts receivable. The Company is in default with respect to the minimum net income and the net worth covenants of that facility. The facility is scheduled to expire on May 31, 2002, and the Bank has indicated its unwillingness to extend the facility beyond that date.

As of December 31,2001, the Company had outstanding lines of credit of $1,625 (See Note 4 to the Condensed Financial Statements for more detailed information) that expire during 2002. In addition, the Company anticipates that it will not generate significant cash from operations during 2002.

        On March 4, 2002, the Company received notification from its largest customer (representing approximately 55% of its 2001 revenue) that it was terminating its contract with the Company effective June 1, 2002. In response to the termination of the service contract, the Company began the implementation of a comprehensive restructuring plan more fully described in Note 1 of the Consolidated Financial Statements for the year ended December 31, 2001. The Company believes that the plan will enable it to significantly reduce its expenditures to be help offset its significantly reduced revenues as compared with 2001. Consequently, the Company will be significantly smaller in terms of revenues, assets and employees in 2002. The Company will require the extension and or renewal of its current lines of credit, as well as additional debt or equity financing which may not be readily available to support its operations.

        The Company incurred a net loss of $14,505 during 2001. The Company has reported negative working capital of $8,770, $4,986 and $6,302 at December 31, 2001, 2000, and 1999, respectively.

        The factors discussed above raise substantial doubt about the Company's ability to continue as a going concern. Accordingly, the Company's independent auditors have included an explanatory paragraph in their report on the Company's December 31, 2001 financial statements relating to the going concern uncertainty.

        The Company's Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

        The Company's current ratio and working capital are set forth below for the dates indicated:

                                           MARCH 31, 2002      DECEMBER 31, 2001
                                          -----------------    ------------------
              Current Ratio                    .25:1                 .24:1
              Working Capital deficit         $(8,528)             $(8,770)


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

CAUTIONARY STATEMENT


        Matters discussed above contained forward-looking statements that are based on the Company's estimates, assumptions and projections. These statements include, but are not limited to, statements concerning: whether the Company will generate sufficient cash to fund operations; the Company's liability for contingent purchase price obligations with regard to its former outpatient behavioral health provider business; the Company's estimate of claims relating to that liability; the adequacy of the Company's reserves for its potential liability with regard to legal matters in which it is involved; the Company's expectation that future revenues under its capitated contracts will exceed costs; the Company's belief that its restructuring plan will enable it to offset its reduced revenues; and the impact of routine litigation on the Company's financial position or results of operations. Major factors which could cause results to differ materially from those expected by management include the timing and nature of reimbursement changes; the nature of changes in laws and regulations that govern various aspects of the Company's business; new criteria adopted to determine medical necessity for behavioral health services; the outcome of post-payment reviews of the Company's billings to Medicare patients in long-term care facilities; pricing of managed care and other third party contracts; the utilization and cost of services under the Company's capitated contracts; the direction and success of competitors, management and customer retention; unanticipated market changes; the availability to the Company of financing alternatives; the outcome of any arbitration related to obligations associated with the Company's former outpatient behavioral provider business; the cost-savings associated with the Company's restructuring plan; and the outcome of routine litigation in which the Company is involved.

                                  INTEGRA, INC.

                    FORM 10-Q - QUARTER ENDED MARCH 31, 2002

PART II

ITEM 1 - LEGAL PROCEEDINGS

        In March 1998, the Company received notification that the Medicare Intermediary in California had completed a post payment medical review of billings previously submitted and paid between 1990 and 1994. Based upon the results of their review, the Intermediary has requested a refund of approximately $1,200,000. Services were denied primarily on the basis of medical necessity and incomplete documentation. The Company fully reserved for the above amount as of December 31, 1997. The reserve remains accrued at March 31, 2002.

        Hearings were held in April, September and November 2000 before an Administrative Law Judge. At the hearings, the Company objected to the Intermediary's sampling methodology and its adjudication of the individual cases in the sample. In July 2001, the Company was notified that the Administrative Law Judge had upheld the Intermediary's sampling methodology, as well as a majority of its determinations denying payment for individual cases within the sample. The Administrative Law Judge remanded the case to the Intermediary for a recalculation of the overpayment amount projected from the revised statistical sampling results. The Company intends to continue to vigorously defend itself in this matter and has filed an appeal of the Administrative Law Judge's decision with the Medicare Appeals Council. As of May 15, 2002 there has been no action taken by the Council with respect to the Appeal.

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

        In January 2000, PsychPartners filed for protection under Chapter 11 of the Federal Bankruptcy Code. (See Note 4 "Restructuring and Other Charges," to the Consolidated Financial Statements, for further disclosure of the PsychPartners Chapter 11 bankruptcy filing). During the first quarter, 2002, the Company received a demand for arbitration from one of its former outpatient behavioral health providers, David S. Frenkel, M.D., P.C. and David S. Frenkel, M.D., as an individual. The former provider made a demand for arbitration under an Agreement of Purchase and Sale between the provider and the Company, formerly known as Apogee (the "Purchase Agreement"). The demand alleges breach of contract and seeks compensation for contingent payments due under the Purchase Agreement in the amount of approximately $928,000 plus interest, as well as recovery for lease payments on two leases in the amount of approximately $20,000. PsychPartners as part of PsychPartners' purchase agreement with the Company had assumed these contingent obligations and lease payments. The Company intends to vigorously defend this claim. The Company has reserved $981,000 with respect to all PsychPartners-related matters.

        On February 27, 2002, the New York State Catholic Health Plan, Inc. doing business as Fidelis Care New York, filed a complaint against the Company before the Supreme Court of the State of New York, County of York, alleging breach of contract, specific performance, libel and seeking injunctive relief, compensatory damages and certain other relief totaling $5,000,000. On March 19, 2002, Judge Lowe signed an order (1) granting the temporary restraining order and directing Integra to show cause why a preliminary injunction should not issue, (2) transferring the action to a "non-commercial division justice" for determination of whether a preliminary injunction should be entered, (3) ordering that the Company file an opposition to the plaintiff's motion/response to the order to show cause by whatever deadline the transferee judge sets; and
(4) ordering the plaintiff to serve the Complaint, Summons, and the Order on the Company's registered agent in New York and at its principal place of business in King of Prussia, Pennsylvania. The Court scheduled a conference regarding this matter for May 16, 2002. The Company intends to fully investigate the facts underlying the allegations, and to vigorously defend any meritless claims.

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

        b) Current Reports on Form 8-K: Current report on Form 8-K filed on April 19, 2002 to report the Company's disposition of Global Benefit Solutions, LLC.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                             INTEGRA, INC.
                                       --------------------------------
                                                (Registrant)



May 15, 2002                               /s/     Mary W. Tindall
-------------------                    -----------------------------
     (Date)                                      Mary W. Tindall
                                        Acting Chief Financial Officer
                                    (Principal Financial and Accounting Officer)